Form 10-Q
period 1995-02-28
INOTEK TECHNOLOGIES CORP
filed 1995-04-12
CIK 818017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended February 28, 1995                      Commission File
                                                         Number 0-16101




                           INOTEK TECHNOLOGIES CORP.
             (Exact name of registrant as specified in its charter)



                DELAWARE                                   75-1986151
     (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation or organization)                    Identification No.)


   11212 INDIAN TRAIL,  DALLAS, TEXAS                         75229
(Address of principal executive offices)                   (Zip Code)



        Registrant's telephone number including area code, 214-243-7000.


                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  x   No
                                                               -----    -----

4,493,197 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of February 28, 1995.

                           INOTEK TECHNOLOGIES CORP.


                                     INDEX


                                                                                                                   Page
                                                                                                                    No.
                                                                                                                   ----
Part I. Financial information

   Item 1. Financial Statements:

      Balance Sheets as of February 28, 1995 (unaudited) and May 31, 1994   . . . . . . . . . . . . . . . . .       1

      Income Statements for the Three Months Ended February 28, 1995
         and 1994 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

      Income statements for the Nine Months Ended February 28, 1995
         and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

      Statements of Cash Flows for the Nine Months Ended February 28, 1995
         and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

      Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Part II.  Other Information

   Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

   Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .       8

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

Index to Exhibits

   Exhibit (20)-Report Furnished to Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS


                                                                                FEBRUARY 28          MAY 31
                                                                                   1995               1994
                                                                                (UNAUDITED)
                                                                                 ----------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $   267,229       $  729,037
    Trade receivables, net of allowance for doubtful accounts
       of $63,504 at February 28 and $71,272 at May 31                             2,839,929        3,219,905
    Inventories                                                                    2,127,725        3,305,491
    Deferred taxes                                                                    91,753          102,000
    Prepaid expenses and other assets                                                188,194           85,565
                                                                                 ----------------------------
Total current assets                                                               5,514,830        7,441,998

Property and equipment, net                                                          468,044          509,683
Goodwill, net of accumulated amortization of $370,292 at
    February 28 and $321,395 at May 31                                             2,271,660        2,319,574
Intangible assets, net                                                                  -              20,834
Other assets                                                                          55,454           67,968
Deferred taxes                                                                       165,509          149,000
                                                                                 ----------------------------
Total assets                                                                     $ 8,475,497      $10,509,057
                                                                                 ============================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $   778,146      $ 1,678,870
    Accrued expenses                                                                 688,068          669,835
    Income taxes payable                                                              25,497          318,864
    Current portion of notes payable including indebtedness to
       shareholders of $21,728 at February 28 and $20,103 at May 31                1,197,887        1,750,557
                                                                                 ----------------------------
Total current liabilities                                                          2,689,598        4,418,126

Notes payable                                                                         11,738           28,244

Redeemable common shares, $.01 par value - 139,109 at February 28
    and 193,109 at May 31                                                            437,526          606,276

Shareholders' equity:
    Common shares, $.01 par value:
       Authorized shares, 10,000,000
       Issued shares - 4,548,197 at February 28 and 4,581,697 at May 31
       Outstanding shares - 4,409,088 at February 28 and 4,388,588 at
           May 31                                                                     44,091           43,886
Additional paid-in-capital                                                         3,431,234        3,399,204
Retained earnings                                                                  1,993,548        2,107,790
Treasury shares, at cost - 55,000 at February 28 and 30,000 at May 31               (132,238)         (94,469)
                                                                                 ----------------------------
Total shareholders' equity                                                         5,336,635        5,456,411
                                                                                 ----------------------------
Total liabilities and shareholders' equity                                       $ 8,475,497      $10,509,057
                                                                                 ============================

                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                               INCOME STATEMENTS

                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                       FEBRUARY 28
                                                                                 1995                 1994
                                                                              --------------------------------
Net Sales:
   Products                                                                   $ 5,936,884         $ 7,053,605
   Services                                                                       561,592             615,874
   Other                                                                            -                 171,295
                                                                              -------------------------------
                                                                                6,498,476           7,840,774
Cost of sales:
   Products                                                                     4,281,816           5,052,035
   Services                                                                       335,544             444,435
   Other                                                                           -                   41,766
                                                                              -------------------------------
                                                                                4,617,360           5,538,236

                                                                              -------------------------------
Gross margin                                                                    1,881,116           2,302,538

Operating expenses:
   Sales and marketing                                                          1,181,996           1,217,991
   General and administrative                                                     641,769             677,494
                                                                              -------------------------------
                                                                                1,823,765           1,895,485

                                                                              -------------------------------
Operating income                                                                   57,351             407,053

Other expense                                                                     (41,402)            (30,905)
                                                                              -------------------------------

Earnings before income taxes                                                       15,949             376,148

Provision for income taxes                                                         45,688             150,492

                                                                              -------------------------------
Net earnings (loss)                                                           $   (29,739)        $   225,656
                                                                              ===============================
Per share:

Net earnings (loss) per share                                                 $      (.01)        $       .05
                                                                              ===============================


Weighted average shares outstanding                                             4,512,897           4,790,668
                                                                              ===============================





                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                               INCOME STATEMENTS

                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       FEBRUARY 28
                                                                                 1995                 1994
                                                                              -------------------------------
Net Sales:
   Products                                                                   $18,108,667         $19,541,807
   Services                                                                     1,691,587           2,515,666
   Other                                                                           48,722             521,245
                                                                              -------------------------------
                                                                               19,848,976          22,578,718
Cost of sales:
   Products                                                                    13,229,345          14,236,241
   Services                                                                     1,065,081           1,141,130
   Other                                                                           11,171             148,007
                                                                              -------------------------------
                                                                               14,305,597          15,525,378

                                                                              -------------------------------
Gross margin                                                                    5,543,379           7,053,340

Operating expenses:
   Sales and marketing                                                          3,686,208           3,693,882
   General and administrative                                                   1,819,064           2,125,414
                                                                              -------------------------------
                                                                                5,505,272           5,819,296

                                                                              -------------------------------
Operating income                                                                   38,107           1,234,044

Other expense                                                                    (123,661)           (106,984)
                                                                              -------------------------------

Earnings (loss) before income taxes and cumulative effect
   of change in accounting for income taxes                                       (85,554)          1,127,060

Provision for income taxes                                                         28,688             475,492
                                                                              -------------------------------
Earnings (loss) before cumulative effect of accounting change                    (114,242)            651,568

Cumulative effect as of May 31, 1993 of change in method
   of accounting for income taxes                                                    -                138,000
                                                                              -------------------------------

Net earnings (loss)                                                           $  (114,242)        $   789,568
                                                                              ===============================
Per share:

   Earnings (loss) before cumulative effect of accounting change              $      (.03)        $       .14
   Cumulative effect of accounting change                                           -                     .03
                                                                              -------------------------------

   Net earnings (loss) per share                                              $      (.03)        $       .17
                                                                              ===============================

Weighted average shares outstanding                                             4,534,638           4,733,746
                                                                              ===============================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                          FEBRUARY 28
                                                                                    1995              1994
                                                                                -----------------------------
Operating Activities
   Net earnings (loss)                                                          $  (114,242)      $   789,568

   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Depreciation and amortization                                               274,596           323,117
        Deferred taxes                                                               (6,262)         (188,180)
        Net changes in operating assets and liabilities:
         Accounts receivable                                                        379,976        (1,319,121)
         Inventories                                                              1,177,766           595,916
         Prepaid expenses and other assets                                         (102,629)           51,362
         Accounts payable                                                          (900,724)          310,351
         Accrued expenses                                                            18,233            11,776
         Income tax payable                                                        (293,367)          137,213
                                                                                -----------------------------
Net cash provided by operating activities                                           433,347           712,002

INVESTING ACTIVITIES
   Purchase of property and equipment                                              (121,359)          (79,438)
   Decrease in other assets                                                           7,897             2,895
   Decrease (increase) in capitalized service inventory                             (38,233)           74,238
                                                                                -----------------------------
Net cash used in investing activities                                              (151,695)           (2,305)

FINANCING ACTIVITIES
   Net reductions in borrowings                                                    (531,608)         (110,888)
   Principal payments under notes payable, including
     payment to shareholders of $14,880 in 1995 and
     $13,416 in 1994                                                                (37,568)          (23,759)
   Purchase of redeemable common shares                                            (168,750)         (168,750)
   Purchase of treasury shares                                                      (19,019)          (60,003)
   Option shares exercised                                                           13,485              -
                                                                                -----------------------------
Net cash used in financing activities                                              (743,460)         (363,400)
                                                                                -----------------------------
Change in cash and cash equivalents                                                (461,808)          346,297
Cash and cash equivalents, beginning of period                                      729,037           454,418
                                                                                -----------------------------
Cash and cash equivalents, end of period                                        $   267,229       $   800,715
                                                                                =============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                                $    67,498       $    21,380
        Income taxes                                                                328,318            88,309

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Modifications of purchase price for stock of INOTEK Corporation              $      -               50,000

                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.
                         NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED FEBRUARY 28, 1995
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 1994. Certain amounts have been reclassified in the 1994 financial statements in order to conform to the 1995 presentation.

2.   INVENTORIES

     Inventories consist of the following:

                                                                                February 28           May 31
                                                                                  1995                 1994
                                                                               -------------------------------
     Raw materials                                                             $  368,669           $  554,079
     Finished goods                                                             1,759,056            2,751,412
                                                                               -------------------------------
                                                                               $2,127,725           $3,305,491
                                                                               ===============================

3.   LONG-TERM DEBT

     On October 5, 1994, the Company completed a revolving credit agreement with a bank providing for borrowings up to $3,000,000 with interest at the bank's prime rate (9% at February 28, 1995) or a LIBOR-based rate, secured by the Company's receivables and inventory. Borrowings are based on the value of the borrowing base as defined in the agreement which expires on September 30, 1995. The revolving credit agreement also contains covenants requiring the Company to, among other things, maintain certain financial ratios in addition to a minimum level of tangible net worth. Outstanding borrowings under the Company's previous revolving credit agreement were paid in full and the agreement terminated.

4.   SALE OF ENTRONICS DIVISION

     On March 16, 1995, the Company sold the inventory and equipment of its Entronics division for approximately $958,000 in cash pursuant to the receipt of an unsolicited offer to purchase the tangible assets of the division. The gain on the sale of Entronics is estimated to be approximately $200,000, net of applicable taxes. Entronics was engaged in the manufacture, sale and repair of automated money order dispensers. The Company and two of its officers also agreed not to compete against the buyer for a period of five years from the date of the sale.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994

The Company's sales decreased 17% to $6,498,476 for the third quarter ended February 28, 1995 from the $7,840,774 for the quarter ended February 28, 1994. Sales for the first nine months of fiscal year 1995 decreased 12% to $19,848,976 from $22,578,718 for the first nine months of fiscal year 1994.
The decrease in sales for the quarter was due to 1) 10% lower volume sales from the distribution of process control, instrumentation and test equipment product lines, 2) the closure of the Company's systems engineering and integration services operations in July, 1994 and 3) a 61% decrease in AMOD revenue from the effect of significant sales in the third quarter of last fiscal year to a large convenience store company for the upgrading of money order dispensers which did not recur to the same degree in the current quarter. On a year-to-date basis, the decrease in sales was due to these same factors with the addition of a 33% decline in service revenues due to the renegotiation of the Company's service agreement with Duke Power Co. effective December 1, 1993 resulting in annual revenues at approximately half the rate experienced under the preceding agreement. Effective gross margins for the third quarter of fiscal years 1995 and 1994 remained the same at approximately 29%, while on a year-to-date basis gross margins declined by three percentage points from 31% for the first nine months of 1994 to 28% for the same period of fiscal year 1995. The three-point decline was due primarily to a decline in the margin on service revenues from Duke Power offset somewhat by a one-point increase in margins attributable to the Company's core distribution operations.

Selling and marketing expenses remained roughly the same for the first nine months of both the current and prior years and were down slightly by 3% for the 1995 third quarter compared with the third quarter of 1994. The decrease was due to somewhat lower compensation costs. General and administrative expenses were down by 14% or $306,350 on a year-to-date basis through the first three quarters of 1995 when compared with the same period of 1994 due primarily to lower compensation costs as a result of lower headcount and lower losses from uncollectible accounts.

Other expenses, primarily interest expense, increased by $10,497 and $16,667 for the three-month and nine-month period ended February 28, 1995 when compared to the same periods of the previous fiscal year due to higher average borrowings and higher interest rates. The Company's provision for income taxes for the first nine months of fiscal year 1995 amounts to $28,688, in spite of a loss before income taxes of $85,554 for the same period. The income tax provision results from certain costs such as amortization of goodwill and travel and entertainment expenses which are not deductible for income tax purposes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents were $267,229 and $729,037 at February 28, 1995 and May 31, 1994, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $1,176,159 and $1,707,767 at February 28, 1995 and May 31, 1994, respectively. At February 28, 1995, the maximum available borrowing under the revolving credit facility amounted to $2,135,462. The Company's current assets exceeded its current liabilities at February 28, 1995 and May 31, 1994 by $2,852,232 and $3,023,872, respectively. Inventories declined by $1,177,766 or approximately 36% from a balance of $3,305,491 at May 31, 1994 to a balance of $2,127,725 at February 28, 1995 due to a concerted effort by management to reduce inventory levels without impairing operations and due to lower sales volumes. The balance of accounts payable decreased by $900,724 from May 31, 1994 to February 28, 1995 or approximately 54% due to the same factors.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED).

The Company's funding requirements during the quarter were met through cash on hand, cash provided from operations, and borrowings against INOTEK's revolving credit agreement. On October 5, 1994, the Company entered into an agreement with Texas Commerce Bank, an affiliate of Chemical Bank, providing for a revolving line of credit of up to $3 million, replacing the Company's previous revolving credit arrangement. Borrowings under the agreement are based on the value of the Company's receivables, bear interest at either the bank's prime rate or a LIBOR-based rate, and are secured by INOTEK's receivables and inventory. The revolving credit agreement contains covenants requiring the Company to maintain a minimum tangible net worth of $2,865,000 and a ratio of indebtedness to tangible net worth not the exceed 2:1. To date, the Company fully complies with all requirements of the agreement including the covenants. The agreement expires September 30, 1995. The Company has no material commitment for capital expenditures as of February 28, 1995.

On March 16, 1995, the Company sold the inventory and equipment of its Entronics division for approximately $958,000 in cash pursuant to the receipt of an unsolicited offer to purchase the tangible assets of the division. The gain on the sale of Entronics is estimated to be approximately $200,000, net of applicable taxes. Entronics was engaged in the manufacture, sale and repair of automated money order dispensers. The Company and two of its officers also agreed not to compete against the buyer for a period of five years from the date of the sale. The proceeds of the sale were used to substantially reduce the Company's borrowings under its revolving line of credit agreement.

There are no material commitments for the acquisition of property and equipment. Expenditures for working capital and property and equipment should remain consistent with previous operating requirements and with the type and size of a company in our industry. The Company anticipates that its capital resources, primarily cash provided by operations and available under credit agreements, will be sufficient to fund the Company's operations and its obligations as they come due.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in ongoing litigation related to various matters. In management's opinion, the outcome of such litigation will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              1.  Exhibit (19)-Report furnished to security holders.

              2.  Exhibit (27)-Financial Data Schedule.

         (b)  Reports on 8-K:

              No reports on Form 8-K were filed in the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               INOTEK TECHNOLOGIES CORP.
                                               (REGISTRANT)



Date:  April 12, 1995                          /s/David L. White
                                               -------------------------------
                                               (Officer)
                                               David L. White
                                               Chief Executive Officer




Date:  April 12, 1995                          /s/R. Lee Simpson
                                               -------------------------------
                                               (Officer)
                                               R. Lee Simpson
                                               Chief Financial Officer

                                EXHIBIT INDEX




Exhibit
Number            Description
- -------           -----------
EX-19          Report furnished to Security Holders

EX-27          Financial Data Schedule
