Form 10-K
period 1995-05-31
INOTEK TECHNOLOGIES CORP
filed 1995-08-29
CIK 818017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended May 31, 1995              Commission File Number-16101


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

       Registrant's telephone number, including area code: (214) 243-7000

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:


      COMMON STOCK,                                     NASDAQ
      .01 PAR VALUE
     (Title of Class)                (Name of each exchange on which registered)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 21, 1995 was $2,741,783.

Shares of Common Stock outstanding at August 21, 1995 were 4,457,197.


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following document are incorporated by reference into the indicated part of this report: Proxy statement for annual meeting of shareholders to be held October 16, 1995 which will be filed with the Securities and Exchange Commission on September 15, 1995----Part III.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Inotek Technologies Corp. (the Company), previously known as Entronics Corporation, was incorporated in Texas in June 1984 and began operations in October 1984. In October 1991, the Company merged with and assumed the name of its wholly-owned subsidiary, INOTEK Technologies Corp. In June 1987, the Company entered into an Agreement and Plan of Reorganization whereby the Company was dissolved as a Texas corporation and incorporated as a Delaware corporation. The Texas corporation transferred substantially all of its assets and liabilities to the Delaware corporation in exchange for 3,806,250 shares of the Delaware corporation's common stock which was distributed to shareholders of the Texas corporation. In addition, 10,000,000 shares of $.01 par value common stock were authorized and a three-for-two split of the Company's common stock was effected. In August 1987, the Company consummated its initial public offering with the registration of 1,000,000 shares of common stock with the Securities and Exchange Commission. The offering consisted of 400,000 shares sold by the Company and 600,000 shares sold by officers/shareholders.

In June 1989, the Company acquired INOTEK Corporation, a privately-held Texas corporation, through the merger with the Company's wholly-owned subsidiary, Entronics INOTEK Acquisition Corporation which later changed its name to INOTEK Technologies Corp. In fiscal year 1990, INOTEK Technologies Corp. acquired three distribution and sales representative companies which provide the same basic services as INOTEK Technologies Corp.

The Company had two principal operating divisions: (1) INOTEK, a marketing and service company for instrumentation, process controls, factory automation, and test and measurement equipment; and (2) Entronics, which designs, manufactures, and markets a line of Automatic Money Order Dispensers (AMOD's). The Entronics division was sold on March 16, 1995 as a result of an unsolicited offer from one of the division's largest customers. The Company's principal executive offices are located at 11212 Indian Trail, Dallas, Texas 75229.

DISTRIBUTION/REPRESENTATIVE SALES AND SERVICE

PRODUCTS AND OPERATIONS

INOTEK's role as a high technology marketing and service company is a function of meeting the needs of two constituencies: (1) the customers (end users) of its products and services; and (2) the product vendors that it represents. INOTEK's base distribution business covers a broad range of product lines from highly-engineered, technically-advanced items to commodity-oriented components where customers purchase single or multiple quantities of specific products. Representative product lines are shipped by the manufacturer to the end customer with INOTEK receiving a commission for its marketing and support effort. The industrial marketplace includes: (1) Process control - products utilized in the manipulation of pressures, temperatures, and flows and the measurement of their physical properties; (2) Test equipment - portable instrumentation used in diagnostic evaluation of electronic, process, or automation equipment; and (3) Factory automation - the computer hardware and software, the programmable logic controller, sensors, and final control devices responsible for the master control of a factory process. Among INOTEK's major product lines are IBM industrial computers, Reliance programmable controls, OPTO 22, Fluke electronic test equipment and Tektronix oscilloscopes.

INOTEK operates a technical services business which involves the repair and calibration of customer-owned factory equipment. Technical services also are provided for products manufactured in a semi-finished state (i.e. process control/factory automation products) which require final configuration to meet customer's specification. Many of these services are provided at an additional charge to the customer.

PATENTS AND TRADEMARKS

INOTEK believes that its corporate name and logo has significant recognition throughout the industry and has registered it as a trademark.

MAJOR CUSTOMERS

INOTEK, through the purchase of Mill-Power Technologies in April 1990, has been able to develop its marketing of service contracts on office and industrial equipment. Pursuant to this acquisition, the Company has one major customer for this service, Duke Power Company. Sales to this customer for fiscal 1995 for industrial equipment and service contracts were approximately $2,333,000.

MARKETING

At May 31, 1995, INOTEK had a sales force of 44 employees marketing in 21 southern and midwestern states. INOTEK's success as a high profile distributor/representative of medium-to-high technological products has been made possible through the establishment and cultivation of relationships with well known product vendors. Already well established in the southwest, INOTEK expanded into the midwest through the purchase of Pacific Indicator Company in August 1989; into the south and southeast in November 1989, through the acquisition of the Sesco Division of Austin-based Quinstar, Inc. and in April 1990, into Virginia, and North and South Carolina through the acquisition of Mill-Power Technologies, an affiliate of Charlotte-based Duke Power Company.
In addition, INOTEK publishes a catalogue that is distributed widely to current and potential customers.

COMPETITION

Competition in the high-technology, product distribution/representative market is based on product features, customer service, quality distribution channels, technical sales force, and consumer brand preferences. INOTEK competes with a large number of other distributors on primarily a local or regional basis. There are few national competitors. The ability to handle a broad range of products and services for those products has allowed INOTEK to compete in the existing market. In the process control and test equipment product lines, vendors and manufacturers are shifting their marketing direction to make greater use of the high tech sales and service channel. This channel continues to develop as manufacturers recognize the value that distributors with service capabilities have to offer, both to themselves and to their end user.

EMPLOYEES

At May 31, 1995, INOTEK had 101 full time employees. INOTEK's employees are not covered by collective bargaining agreements and management believes that its employee relations are good.

MANUFACTURING/SERVICE

PRODUCTS AND OPERATIONS

Entronics derived manufacturing/service sales solely from its AMODs, repair service and related spare parts. Entronics' AMOD represented the first widely accepted application of high speed microprocessor-based technology to what has traditionally been a process carried out by hand or by mechanical devices. The principal market for these machines consists of convenience stores, and Entronics has sold over 19,000 machines to the Southland Corporation, the Circle K Corporation, and other retail operations. Entronics focused its marketing efforts primarily in the areas of smaller regional convenience chains and oil companies that operate combination convenience stores and gas stations, service organizations and government agencies.

Entronics subcontracted all sub-assembly manufacturing of its products beyond a prototype stage to outside firms on a firm bid basis. The manufacturing process includes the assembly of individual integrated circuits and other electronic components on internally designed printed circuit boards. Once complete, the board is added to the prefabricated parts, such as cable harness, power supplies, money order printer, and metal housing, forming the completed product. Entronics' staff performed final assembly, testing, inspection, and quality control prior to delivery. All of the components required for the manufacture of the product are available for purchase from various suppliers to the industry for quick and economical delivery.

RESEARCH AND DEVELOPMENT

All research and development costs are nominal and are associated with changes to the existing model's software.

INTELLECTUAL PROPERTY RIGHTS

There are no patents, licenses, franchises, or concessions on which the business of Entronics is dependent. Management does not believe such protection is important to its competitive position.

MARKETING

Entronics developed a nationwide dealer network to both market and service its line of AMODs. The dealers are established professionals which are currently operating in a multi-state environment. This network adds the option of field service which was previously unavailable to many of Entronics' customers. Additionally, Entronics generated sales from repeat customers, referral by current customers, and referral by representatives of money order form sales companies (e.g. Fidelity Express Money Order Company).

MAJOR CUSTOMERS

In past years, Entronics had two major customers, The Southland Corporation and the Circle K Corporation. Subsequently, Entronics increased its customer base to include a larger number of gas station, convenience and grocery stores and therefore sales to Southland and Circle K are a smaller percentage of total sales.

COMPETITION

At this time, the Company is aware of only three competitors marketing AMODs for sale. Standard Register Company, whose primary focus is printing and financial forms, purchased the forms division of Burroughs Corporation effective June 1986. As a part of that acquisition, Standard Register Company acquired the rights to an AMOD which it currently markets. Travelers Express Company, Inc. who purchased Republic Money Orders, Inc., has contracted to have AMODs manufactured to their specifications. This machine is available only to customers who sell Traveler's or Republic's money orders. In addition, American Express Travel Related Services Company, Inc. markets an AMOD that is used exclusively for imprinting its money orders. Finally, there are several manufacturers of mechanical imprinters whose products are generally much less expensive than the Entronics' AMOD.

EMPLOYEES

At March 16, 1995, the date the division was sold, Entronics had 5 full time employees of which two were involved in marketing, one in administration, and two in manufacturing and service. Entronics' employees are not covered by collective bargaining agreements and management believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases a 24,000 square foot facility in Dallas, Texas at a base rent of $5,775 per month or $69,300 per year. Management believes that this facility, which houses the Company's corporate personnel and certain INOTEK operations, sales, and service personnel, will be adequate for the foreseeable future; however, the Company's future facilities requirements will depend upon the success of the Company's business.

INOTEK also has branch offices in the following locations:

            Houston, Texas                    Richmond, Virginia
            Tulsa, Oklahoma                   Greensboro, North Carolina
            Chicago, Illinois                 Charlotte, North Carolina

ITEM 3.  LEGAL PROCEEDINGS

On November 23, 1994, the Company filed suit against Central Moloney, Inc.
(CMI) of Pine Bluff, Arkansas in the 192nd Judicial District Court of Dallas, County, Texas to recover $12,764 plus expenses the Company claimed it was owed by CMI for the completion and installation of an automated product testing system. In response, on December 20, 1994, CMI filed suit in the United States District Court for the Eastern District of Arkansas, Pine Bluff Division claiming breach of contract and seeking to recover $121,088 plus damages and expenses. After several months of discovery, the two parties executed a Compromise Settlement Agreement whereby the Company agreed to pay CMI $85,000 and CMI agreed to return all equipment to the Company. The entire cost of the settlement including expenses has been included in the 1995 Results of Operations. The matters have now been dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended May 31, 1995.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market in the United States and is quoted on the National Association of Security Dealer's, Inc. Automatic Quotation System (NASDAQ) under the symbol INTK. The following table sets forth the quarterly high and low prices reported on the NASDAQ National Market System for the years ended May 31, 1995 and 1994.

                             QUARTERLY STOCK PRICES
                           FISCAL YEARS ENDED MAY 31

                                                          1995                            1994
                                                  ---------------------         ----------------------
                                                   High            Low            High            Low
                                                  ---------------------         ----------------------
             June - Aug                           1-5/8           15/16         1                15/32
             Sep  - Nov                           1-1/4            3/4          1-7/8            11/32
             Dec  - Feb                           1                5/8          2-1/16         1
             Mar  - May                           1                9/16         2-1/4          1- 3/8

At August 21, 1995, 4,457,197 shares of the Company's Common Stock were issued and outstanding to 1,219 holders of record.

DIVIDENDS

The Company has not declared cash dividends since inception and has no intention to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and notes thereto, and Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The following selected financial data is not covered by the "Report of Independent Auditors" included elsewhere herein. See Note 2 to the financial statements for information regarding business acquisitions and divestitures.

                            Fiscal Year Ended May 31
                         (000's except per share data)


                                                             1995       1994       1993      1992       1991
OPERATING DATA:
Net sales                                                  $24,892    $27,997    $25,738   $23,550    $27,026

Gross profit                                                 6,570      8,278      8,002     7,758      9,192

Earnings (loss) from continuing operations
   before income taxes, extraordinary credit
   and cumulative effect of accounting change                 (656)       525        229       117     (1,063)

Earnings (loss) from continuing operations
   before extraordinary credit and cumulative
   effect of accounting change                                (468)       282         74        25       (998)

Net earnings (loss)                                            (66)       815        196       431     (1,039)


PER SHARE:
Earnings (loss) from continuing operations
   before extraordinary credit and cumulative
   effect of accounting change                                 (.10)      .06        .02       .01       (.20)

Net earnings (loss)                                            (.01)      .17        .04       .09       (.21)


BALANCE SHEET DATA:
Total assets                                                  8,602    10,509      9,764    12,107     12,807

Long-term obligations (including redeemable
   common stock)                                                387       635        902     1,177      1,565

Shareholders' equity                                          5,385     5,456      4,652     4,456      3,979

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1995 VS. 1994

Sales decreased 11% to $24,891,783 in 1995 from $27, 996,666 in 1994, due principally to lower shipment volumes in the Company's instrumentation, process controls, and test equipment product lines. The Company's service revenues declined by 23% to $2,366,221 in 1995 from $3,092,324 in 1994 as a result of lower revenues from the Company's service agreement with Duke Power Co. Gross margins related to INOTEK's industrial equipment distribution business declined from 26% in 1994 to 25% in 1995 primarily as a result of a more competitive market while service gross margins declined from 48% in 1994 to 39% in 1995 as a result of lower contract billings to Duke Power Co.

In addition, in an effort to concentrate its focus on its core distribution business areas, the Company terminated its systems engineering operations effective July 31, 1994 which had contributed approximately a $200,000 loss to the Company's results of operations for the 1995 fiscal year.

Operating expenses decreased by 7% from $7,666,884 in 1994 to $7,124,341 in 1995 as a result of the elimination of expenses related to the systems engineering operations as well as lower personnel costs resulting from a reduction in force in December 1994. These savings offset approximately $100,000 in cost related to the settlement in fiscal year 1995 of a dispute regarding the performance of a single systems engineering contract. Operating expenses as a percent of total sales increased from 27% in 1994 to 29% in 1995. At each balance sheet date, the Company evaluates the realizability of goodwill based on nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at May 31, 1995.

Interest expense increased from $86,512 in 1994 to $101,166 in 1995 due to higher interest rates in effect during the period.

Tax expense amounted to $187,632 benefit in 1995 as compared with a $243,232
provision in 1994.   The effective tax rates were 29% and 46% in 1995 and 1994, respectively. The difference in effective rates from the two years was primarily the result of the amortization of goodwill and other expenses which are not deductible for income tax purposes. In the first quarter of fiscal year 1994, the Company adopted Financial Accounting Statement No. 109, "Accounting for Income Taxes". The cumulative effect of applying the change in method was recognized as a credit to income of $138,000 in 1994. Realization of deferred tax assets is based on available taxable income during the carryback period.

1994 VS. 1993

Sales increased 9% to $27,996,666 in 1994 from $25,738,300 in 1993, due principally to a 17% increase in unit sales from INOTEK's industrial equipment product lines. Service revenues declined in fiscal year 1994 by approximately 22% from previous year levels due to the five-year renewal on December 1, 1993 of the contract with Duke Power Co. for the service of certain computer equipment. Monthly billings under the new contract are approximately one-half of the previous contract's billing level. Gross margins declined slightly from 31% as a percent of sales in 1993 to 30% in 1994 due principally to the decrease in service contract revenues as well as a 1% decline in the gross margin realized from the Company's sales of process control, instrumentation and test equipment products.

Operating expenses increased by $30,245 to $7,666,884 in 1994 from $7,636,639 in 1993, with somewhat higher compensation costs offset by lower depreciation and amortization charges. Operating expenses as a percent of sales decreased from 30% during 1993 to 27% during 1994.

Interest expense decreased $50,171 to $86,512 during 1994 from $136,683 during 1993 due primarily to lower average borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Tax expense amounted to $243,232 in 1994 compared with $155,124 in 1993. The effective tax rate decreased to 46% in 1994 from 68% in 1993 due principally to the effect of certain expenses which are not deductible for income tax purposes and for which no tax benefit was recognized.

INFLATION

The impact of inflation or changing prices has not had a material economic effect (other than normal industry trends) on past business operations or projected future activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash amounted to $576,799 and $729,037, at May 31, 1995 and 1994, respectively. Cash provided by operations during the years ended May 31, 1995, 1994, and 1993 amounted to $1,781,351, $399,551, and $645,820, respectively.

In September 1994, the Company reached an agreement with Texas Commerce Bank of Dallas to provide a one-year revolving credit facility of up to $3 million, depending on the value of the borrowing base, as defined in the agreement. Borrowings under the agreement bear interest at either a Eurodollar-based rate plus 250 basis points or the bank's prime rate and are secured by the Company's accounts receivable and inventory. The agreement includes certain covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. As of May 31, 1995, the balance due under the revolving credit facility totaled $200,000 while the maximum available borrowings amounted to $2,004,526.

On March 16, 1995, the Company sold its Entronics division for $958,302 as a result of an unsolicited offer received from one of the division's largest customers. Income from the Entronics division net of related taxes amounted to $187,357, $395,187, and $122,182 in 1995, 1994, and 1993, respectively and was estimated to diminish further in future years. The divestiture allows the Company to focus further on its core distribution operations. Cash proceeds from the sale were used substantially to reduce borrowings under the Company's bank revolving credit agreement.

During 1995, the Company purchased 72,000 shares of the Company's common stock from a shareholder/former officer under an agreement requiring the Company, at the shareholder's option, to acquire no more than 6,000 shares per month through January 1, 1997 at a price of $3.125 per share. At May 31, 1995, 121,109 shares were eligible for repurchase. There are no other commitments on behalf of the Company to acquire its stock and none are contemplated.

In February 1991, two officer/shareholders agreed to make available to the Company an unsecured, ten-year, standby line of credit of $500,000, available on demand and renewable annually. During 1992, $94,000 was advanced to the Company under the line of credit with an agreement to repay the amount over a five-year period. During 1995, $20,104 was repaid to the officer/shareholders leaving $28,243 outstanding at May 31, 1995. There were no advances during the year under the line of credit agreement.

Other than that previously mentioned, the Company has not identified any matter out of the normal course of operations that may have an impact on the Company's future operations and has no material commitments of capital resources other than normal business operations. Expenditures for working capital and property and equipment should remain consistent with previous operating requirements and with the size of a company in our industry.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page 10.

                           INOTEK TECHNOLOGIES CORP.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                           Page
                                                                                                           ----
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Financial Statements and Notes:

   Balance Sheets as of May 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

   Statements of Operations for the Years Ended May 31, 1995, 1994, and 1993  . . . . . . . . . . . . . .   14

   Statements of Shareholders' Equity for the Years Ended May 31, 1995, 1994, and 1993  . . . . . . . . .   16

   Statements of Cash Flows for the Years Ended May 31, 1995, 1994, and 1993  . . . . . . . . . . . . . .   17

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Schedule II-Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29




All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
INOTEK Technologies Corp.



We have audited the accompanying balance sheet of INOTEK Technologies Corp. as of May 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INOTEK Technologies Corp. as of May 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

We have also audited Schedule II of INOTEK Technologies Corp. for the year ended May 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP


Dallas, Texas
August 14, 1995

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Shareholders
INOTEK Technologies Corp.

We have audited the accompanying balance sheet of INOTEK Technologies Corp. as of May 31, 1994 and the related statements of operations, shareholders' equity and cash flows for each of two years in the period ended May 31, 1994. Our audits also included the financial statement schedule listed in the index to the financial statements. The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INOTEK Technologies Corp. at May 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for income taxes, effective June 1, 1993.


                                                               ERNST & YOUNG LLP



Dallas, Texas
July 18, 1994

                           INOTEK TECHNOLOGIES CORP.

                                                      BALANCE SHEETS

                                                                                            MAY 31
                                                                                  ---------------------------
                                                                                    1995              1994
                                                                                  ---------------------------
                                                          ASSETS

Current assets:
   Cash                                                                           $   576,799     $   729,037
   Trade receivables, net of allowance for doubtful accounts
      of $25,770 in 1995 and $56,714 in 1994                                        2,664,396       3,085,966
   Inventories                                                                      2,284,406       2,680,965
   Deferred tax asset                                                                  52,000          51,000
   Prepaid expenses and other assets                                                  115,393          83,083
                                                                                  ---------------------------
Total current assets                                                                5,692,994       6,630,051

Property and equipment, net                                                           449,975         485,539
Goodwill, net of accumulated amortization of $386,601 in 1995
   and $321,395 in 1994                                                             2,255,350       2,319,574
Intangible assets, net                                                                   -             20,834
Other assets                                                                           43,990          64,280
Deferred tax asset                                                                    160,000         136,000
Assets of discontinued operation                                                         -            852,779
                                                                                  ---------------------------
Total assets                                                                      $ 8,602,309     $10,509,057
                                                                                  ===========================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $ 1,874,760     $ 1,678,870
   Accrued expenses                                                                   727,601         669,835
   Income taxes payable                                                                 5,215         318,864
   Current portion of notes payable, including indebtedness
      to shareholders of $22,298 in 1995 and $20,103 in 1994                          222,298       1,750,557
                                                                                  ---------------------------
Total current liabilities                                                           2,829,874       4,418,126

Notes payable to shareholders                                                           5,945          28,244

Redeemable common shares, $.01 par value - 121,109 shares in
   1995 and 193,109 shares in 1994                                                    381,276         606,276

Shareholders' equity:
   Common shares, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - 4,475,197 in 1995 and 4,581,697 in 1994
      Outstanding shares - 4,354,088 in 1995 and 4,388,588 in 1994                     43,541          43,886
   Additional paid-in capital                                                       3,299,546       3,399,204
   Retained earnings                                                                2,042,127       2,107,790
   Treasury shares, at cost - 30,000 shares in 1994                                      -            (94,469)
                                                                                  ---------------------------
Total shareholders' equity                                                          5,385,214       5,456,411
                                                                                  ---------------------------
Total liabilities and shareholders' equity                                        $ 8,602,309     $10,509,057
                                                                                  ===========================


   The accompanying notes are an integral part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED MAY 31
                                                             ------------------------------------------------
                                                                 1995              1994              1993
                                                             ------------------------------------------------
Net sales
   Products                                                   $22,476,840       $24,205,315       $20,700,942
   Services                                                     2,366,221         3,092,324         3,988,723
   Other                                                           48,722           699,027         1,048,635
                                                             ------------------------------------------------
                                                               24,891,783        27,996,666        25,738,300

Cost of sales
   Products                                                    16,878,393        17,907,602        15,196,313
   Services                                                     1,432,275         1,605,131         1,893,874
   Other                                                           11,171           205,780           645,891
                                                             ------------------------------------------------
                                                               18,321,839        19,718,513        17,736,078
                                                             ------------------------------------------------
Gross margin                                                    6,569,944         8,278,153         8,002,222

Operating expenses
   Sales and marketing                                          4,671,618         4,951,279         4,743,674
   General and administrative                                   2,452,723         2,715,605         2,892,965
                                                             ------------------------------------------------
                                                                7,124,341         7,666,884         7,636,639
                                                             ------------------------------------------------
Operating income (loss)                                          (554,397)          611,269           365,583

Net interest expense                                             (101,166)          (86,512)         (136,683)
                                                             ------------------------------------------------

Earnings (loss) from continuing operations
   before income taxes and cumulative effect
   of change in accounting principle                             (655,563)          524,757           228,900

Income tax provision (benefit)                                   (187,632)          243,232           155,124
                                                             ------------------------------------------------
Earnings (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                          (467,931)          281,525            73,776

Discontinued operation
   Income from discontinued operation
      (less income taxes of $123,174 in 1995,
      $260,781 in 1994, and $122,304 in 1993)                     187,357           395,187           122,182
   Gain on sale of discontinued operation
      (less income taxes of $141,768)                             214,911              -                 -
                                                             ------------------------------------------------

Earnings (loss) before cumulative effect of change
   in accounting principle                                        (65,663)          676,712           195,958

Cumulative effect of change in accounting principle                   -             138,000              -
                                                             ------------------------------------------------

Net earnings (loss)                                          $    (65,663)      $   814,712       $   195,958
                                                             ================================================

                           INOTEK TECHNOLOGIES CORP.

                                                                           YEAR ENDED MAY 31
                                                             ------------------------------------------------
                                                                 1995              1994              1993
                                                             ------------------------------------------------
Per share:
   Earnings (loss) from continuing operations
      before cumulative effect of change in
      accounting principle                                       $(.10)             $ .06            $ .02
   Discontinued operation                                          .09                .08              .02
   Cumulative effect of change in accounting
      principle                                                     -                 .03               -
                                                             ------------------------------------------------
   Net earnings (loss)                                           $(.01)             $ .17            $ .04
                                                             ================================================





   The accompanying notes are an integral part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                          Common Shares       Additional                   Treasury Shares
                                     ----------------------    Paid-in      Retained    ----------------------
                                      Shares       Amount      Capital      Earnings      Shares       Amount      Total
                                     --------------------------------------------------------------------------------------
Balance at May 31, 1992              4,493,717    $ 44,937    $3,408,156    $1,097,120   (30,000)    $(94,469)   $4,455,744

  Acquisition of common shares          72,000         720       224,280          -      (72,000)    (225,000)         -
  Cancellation of treasury shares      (12,000)       (120)      (37,380)         -       12,000       37,500          -
  Net earnings                            -           -             -          195,958       -           -          195,958
                                     --------------------------------------------------------------------------------------
Balance at May 31, 1993              4,553,717      45,537     3,595,056     1,293,078   (90,000)    (281,969)    4,651,702

  Issuance of common shares to
    previous owner of INOTEK            61,538         616        49,384          -         -            -           50,000
  Acquisition of common shares          72,000         720       224,280          -     (238,667)    (285,003)      (60,003)
  Cancellation of treasury shares     (298,667)     (2,987)     (469,516)         -      298,667      472,503          -
  Net earnings                            -           -             -          814,712      -            -          814,712
                                     --------------------------------------------------------------------------------------
Balance at May 31, 1994              4,388,588      43,886     3,399,204     2,107,790   (30,000)     (94,469)    5,456,411

  Stock options exercised               14,500         145        13,340          -         -            -           13,485
  Cancellation of treasury shares      (30,000)       (300)      (94,169)         -       30,000       94,469          -
  Acquisition of common shares         (19,000)       (190)      (18,829)         -         -            -          (19,019)
  Net earnings (loss)                     -           -             -          (65,663)     -            -          (65,663)
                                     --------------------------------------------------------------------------------------
Balance at May 31, 1995              4,354,088     $43,541    $3,299,546    $2,042,127      -       $    -       $5,385,214
                                     ======================================================================================





   The accompanying notes are an integral part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED MAY 31
                                                                     ----------------------------------------
                                                                          1995         1994           1993
                                                                     ----------------------------------------
OPERATING ACTIVITIES
  Net earnings (loss)                                                 $   (65,663) $   814,712    $   195,958
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
     Gain on sale of discontinued operation                              (356,679)        -              -
     Cumulative effect of change in accounting principle                     -        (138,000)          -
     Depreciation and amortization                                        334,241      390,602        667,436
     Deferred taxes                                                       (25,000)      39,820           -
     Provision for losses on accounts receivable                             -          54,000         31,000
     Provision for inventory obsolescence                                  47,841       90,000        170,000
     Net changes in operating assets and liabilities:
        Trade receivables                                                 421,570     (226,660)       (89,767)
        Inventories                                                       348,718     (461,771)       499,307
        Prepaid expenses and other assets                                 (32,310)      90,401         81,319
        Accounts payable                                                  195,890      104,515       (854,908)
        Income taxes payable                                             (313,649)      84,617        228,059
        Accrued expenses                                                   57,766     (152,423)      (366,459)
     Discontinued operation                                               210,324     (290,262)        83,875
                                                                     ----------------------------------------
Net cash provided by operating activities                                 823,049      399,551        645,820

INVESTING ACTIVITIES
  Purchases of property and equipment                                    (161,584)    (109,873)      (107,845)
  Decrease (increase) in capitalized service inventory                    (74,164)     122,701       (195,996)
  Change in other assets                                                   20,290       12,133        (14,421)
  Proceeds from asset sales                                                22,129         -              _
  Proceeds from sale of discontinued operation                            958,302         -              -
  Investing activities of discontinued operation                           40,832        6,818         18,592
                                                                     ----------------------------------------
Net cash provided by (used in) investing activities                       805,805       31,779       (299,670)

FINANCING ACTIVITIES
  Increase (decrease) in bank borrowings                               (1,507,767)     178,394       (670,627)
  Exercise of stock options                                                13,485         -              -
  Reduction in notes payable                                              (42,791)     (50,102)      (288,642)
  Purchase of treasury shares                                             (19,019)     (60,003)          -
  Purchase of redeemable common shares                                   (225,000)    (225,000)      (225,000)
                                                                     ----------------------------------------
Net cash used in financing activities                                  (1,781,092)    (156,711)    (1,184,269)
                                                                     ----------------------------------------
Increase (decrease) in cash                                              (152,238)     274,619       (838,119)
Cash at beginning of year                                                 729,037      454,418      1,292,537
                                                                     ----------------------------------------
Cash at end of year                                                   $   576,799  $   729,037    $   454,418
                                                                     ========================================

                           INOTEK TECHNOLOGIES CORP.

                                                                                 YEAR ENDED MAY 31
                                                                     ----------------------------------------
                                                                          1995         1994           1993
                                                                     ----------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                           $  100,913   $   86,512     $  155,030
    Income taxes                                                       $  338,242   $  441,676     $   50,595


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
    Modifications of purchase price for inventory
     of MPT                                                            $      -     $      -       $  361,182

    Modifications of purchase price for stock issued                   $      -     $   50,000     $      -





   The accompanying notes are an integral part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                         NOTES TO FINANCIAL STATEMENTS

                          MAY 31, 1995, 1994, AND 1993


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     INOTEK Technologies Corp. (the Company) sells and services process control and instrumentation, factory automation, and test and measurement equipment. The Company's Entronics division, which was sold in March, 1995, designs, manufactures, markets, and repairs a line of Automatic Money Order Dispensers (AMODs).

     Cash Equivalents

     The Company considers all highly liquid investment instruments with original maturities of three months or less when purchased to be cash equivalents.

     Inventories

     Inventories consist of finished goods and are valued at the lower of average cost or market.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the individual assets, ranging from three to seven years.

     Goodwill and Intangible Assets

     The Company has classified as goodwill the cost in excess of fair value of the net assets of acquire companies. Goodwill is being amortized on a straight-line basis over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based on nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at May 31, 1995. Noncompete agreements and other intangible assets are being amortized on a straight-line basis over the estimated lives of the individual assets, ranging from one to seven years. Accumulated amortization of noncompete agreements and other intangible assets was $665,398 and $644,564 at May 31, 1995 and 1994, respectively.

     Revenue Recognition

     Sales of products and services are recorded as products are shipped or services are rendered. Revenue earned on systems engineering contracts is reported using the percentage-of-completion method. The percentage of completion is based primarily on contract costs incurred to date as a percentage of the total estimated costs on an individual contract. Where there is a change in the estimated cost to complete a project, the Company recognizes the effect of the change in the period in which it becomes known. Charges are made to operations for any losses anticipated on individual contracts. Sales to one customer, Duke Power Company, totaled approximately $2,333,000, $3,380,000, and $4,177,000 in 1995, 1994, and
     1993, respectively.

                           INOTEK TECHNOLOGIES CORP.

     Earnings per Share

     Earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding and, where the effect is dilutive, common stock equivalents during the year. The weighted average number of shares of common stock outstanding and dilutive common stock equivalents for the years ended May 31, 1995, 1994, and 1993, were 4,521,218, 4,766,444, and 4,823,619 respectively. The assumed exercise of stock options and warrants is antidilutive for the years ended May 31, 1993 and 1995.

     Concentrations of Credit Risk

     The Company markets its instrumentation and process control products and services to a diverse group of manufacturing companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses are provided for in the financial statements.

     The Company has cash deposits consisting primarily of demand deposits and time deposits with various banks. These deposits have maturities of less than three months and bear minimal risk. The Company has not experienced any losses on its cash deposits.

2.   DIVESTITURES AND ACQUISITIONS

     On March 16, 1995, the Company sold its Entronics division for cash proceeds of $958,302. There are no assets or liabilities related to the Entronics division included in the accompanying balance sheet at May 31, 1995. The identifiable assets and identifiable revenues and expenses related to the Entronics division have been reclassified on the accompanying balance sheet and statements of operations from their historical classification to separately identify them as net assets of discontinued operations and net results from discontinued operations. Revenues of the Entronics division amounted to $809,113, $1,511,276, and $744,234 in 1995, 1994, and 1993, respectively.

     During 1990, the Company acquired INOTEK Corporation (INOTEK), a marketing and service company for instrumentation, process controls, factory automation, and systems engineering for approximately $3,000,000 in cash and common stock of the Company and an obligation to issue additional shares of the Company's common stock over a three-year period based upon INOTEK's future performance. During 1994, 61,538 additional shares of common stock valued at $50,000 were issued under the terms of the purchase agreement and were accounted for as an adjustment to the original purchase price. In addition, 121,109 of the shares issued in the acquisition may be resold to the Company at a price of $3.125 per share from June 1, 1995 through January 1, 1997, at a rate not to exceed 6,000 shares per month.

                           INOTEK TECHNOLOGIES CORP.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at May 31 consist of:

                                                                                   1995               1994
                                                                              -------------------------------
     Furniture and fixtures                                                    $   804,276            859,887
     Service inventory                                                             796,232            725,663
     Machinery and equipment                                                       606,969            537,840
     Leasehold improvements                                                         55,760             55,760
     Vehicles                                                                       73,154             37,410
                                                                              -------------------------------

                                                                                 2,336,391          2,216,560
     Accumulated depreciation                                                   (1,886,416)        (1,731,021)
                                                                              -------------------------------

                                                                               $   449,975        $   485,539
                                                                              ===============================

4.   ACCRUED EXPENSES

     Accrued expenses at May 31, 1995 and 1994, include accrued compensation costs of $320,856 and $303,935, respectively.

5.   NOTES PAYABLE

     Notes payable at May 31 consist of:

                                                                                   1995               1994
                                                                              -------------------------------
     Bank revolving credit agreement                                           $   200,000        $ 1,707,767
     Notes payable to officer/shareholders                                          28,243             48,347
     Other                                                                            -                22,687
                                                                              -------------------------------
                                                                                   228,243          1,778,801
     Less current portion                                                          222,298          1,750,557
                                                                              -------------------------------
                                                                              $      5,945        $    28,244
                                                                              ===============================

                           INOTEK TECHNOLOGIES CORP.

5.   NOTES PAYABLE (CONTINUED)

     The bank revolving credit agreement provides for borrowings up to $3,000,000, depending on the amount of the borrowing base, as defined ($2,004,526 maximum available borrowings at May 31, 1995), and bears interest at the bank's prime rate (9% at May 31, 1995). Alternatively, the Company may elect borrowings to bear interest at a Eurodollar-based rate plus 250 basis points however no borrowings are outstanding at May 31, 1995 at this rate. Borrowings are secured by all accounts receivable and inventory. The revolving credit agreement contains covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. The agreement expires on September 30, 1995.

     The notes payable to officer/shareholders are subordinated to the bank revolving credit agreement, bear interest at 10.5% annually, and are payable in quarterly installments of $6,101 through June 1996. The notes were drawn under an annually renewable ten-year standby line of credit of $500,000, provided by the officer/shareholders. During 1995, 1994, and 1993, the Company made payments under notes payable to shareholders totalling $20,103, $18,124 and $16,339, respectively.

     At May 31, 1995, maturities of notes payable are as follows:

     Year ending May 31
     ------------------
       1996                                                                $  222,298
       1997                                                                     5,945
                                                                           ----------
                                                                           $  228,243
                                                                           ==========

6.   LEASE COMMITMENTS

     The Company leases office and manufacturing space and equipment under various noncancelable lease agreements. Several of the space leases contain options for renewal or early termination. Total rent expense was $322,089, $337,485, and $355,744 for the years ended May 31, 1995, 1994, and 1993, respectively. As of May 31, 1995, the future minimum rental payments are as follows:

     Year ending May 31
     ------------------
       1996                                                                  $254,110
       1997                                                                   225,629
       1998                                                                   124,752
       1999                                                                    28,793
       2000                                                                     8,123
                                                                             --------
                                                                             $641,407
                                                                             ========

                           INOTEK TECHNOLOGIES CORP.

7.   EMPLOYEE BENEFIT PLANS

     In 1987, the Company established the INOTEK Technologies Corp. 401(k) Savings Plan & Trust (the Plan) to provide eligible employees with a retirement savings plan. On January 1, 1993, the Plan was amended to allow employees to defer up to 15% of their compensation and provide for a matching contribution by the Company of up to 3% of each eligible employee's compensation. A vesting schedule was also adopted providing for participant's vesting in Company contributions over seven years with forfeitures allocated to remaining participants. All employees are eligible to participate in the plan upon completing six months of service. The Company expensed $75,312, $82,400, and $58,644 for Plan contributions for the years ended May 31, 1995, 1994, and 1993, respectively.

8.   INCOME TAXES

     Effective June 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1995 and 1994 are as follows:

                                                                                   1995               1994
                                                                                  ---------------------------
     Deferred tax assets:
        Allowance for doubtful accounts                                           $ 15,000           $ 19,000
        Allowance for obsolete inventory                                            24,000             12,000
        Property and equipment                                                     208,000            201,000
        Accrued expenses                                                            17,000             25,000
        Inventory                                                                   10,000              7,000
        Other                                                                        2,000              5,000
                                                                                  ---------------------------
           Total deferred tax assets                                               276,000            269,000
        Valuation allowance for deferred tax assets                                (48,000)           (66,000)
                                                                                  ---------------------------
           Net deferred tax assets                                                 228,000            203,000
                                                                                  ---------------------------
     Deferred tax liabilities:
        Prepaid insurance                                                           16,000             16,000
                                                                                  ---------------------------
           Total net deferred tax assets                                          $212,000           $187,000
                                                                                  ===========================

                           INOTEK TECHNOLOGIES CORP.

8.   INCOME TAXES (CONTINUED)

  Significant components of the provision for income taxes as of May 31 are as follows:

                                                                                                     Deferred
                                                                         Liability Method             Method
                                                                     ------------------------        --------
                                                                       1995           1994            1993
                                                                     ------------------------        --------
       Current:
          Federal                                                    $(137,787)      $233,030        $140,248
          State                                                        (24,845)        21,871          14,876
                                                                     ------------------------        --------
                                                                      (162,632)       254,901         155,124

       Deferred:
          Federal                                                      (25,000)       (11,669)           -
                                                                     ------------------------        --------
                                                                     $(187,632)      $243,232        $155,124
                                                                     ========================        ========

    The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is (%):


                                                                                                     Deferred
                                                                         Liability Method             Method
                                                                     ------------------------        --------
                                                                       1995           1994            1993
                                                                     ------------------------        --------
       Tax at U.S. statutory rates                                     (34)%            34 %           34 %
       Amortization of goodwill                                          3               4              9
       State income taxes                                               (3)              4              6
       Stock repurchase                                                  2               0              0
       Losses and deductions not currently benefitted                    0               0             15
       Other                                                             3               4              4
                                                                     ------------------------        --------
                                                                       (29)%            46 %           68 %
                                                                     ========================        ========

                           INOTEK TECHNOLOGIES CORP.

9.  STOCK OPTIONS AND WARRANTS

    The Company adopted an Incentive/Nonqualified Stock Option Plan (the 1987
    Plan) in June 1987 and the INOTEK Technologies Corp. Stock Option Plan (the 1993 Plan) in October 1993 whereby the Company may grant up to 100,000 and 200,000, respectively, qualified and non-qualified incentive stock options to key employees, excluding employees who own more than 10% of the Company's outstanding stock. The options granted under the 1987 Plan have an exercise price of $0.93 per share and expire between 1997 and 2001. The options granted under the 1993 Plan vest over five years, are exercisable over a ten year period from the date of issuance, have an exercise price of $1.06 per share, and expire between 1994 and 2004. A summary of option transactions under both plans for the years ended May 31, 1995, 1994, and 1993 follows (number of shares):

                                                                   1993                     1987
                                                                   Plan                     Plan
                                                            ------------------    ---------------------------
                                                              1995       1994       1995      1994      1993
                                                            ------------------    ---------------------------
    Options outstanding at beginning of year                 98,500       -        41,250    42,750    45,250
      Options granted                                           -       98,500       -         -         -
      Options exercised                                         -         -       (14,500)     -         -
      Options canceled                                      (52,500)      -        (5,500)   (1,500)   (2,500)
                                                            ------------------    ---------------------------
    Options outstanding at end of year                       46,000     98,500     21,250    41,250    42,750
                                                            ==================    ===========================

    Options exercisable at end of year                       11,500       -        21,250    41,250    42,750
                                                            ==================    ===========================


    In consideration of the standby line of credit mentioned in Note 5, the Company granted the two officer/shareholders warrants to purchase common stock at a price of $1 per share for 250,000 shares each or a total of 500,000 shares. The warrants expire February 11, 2001. The exercise price of all options and warrants approximates the fair market value of the Company's common stock as of the date of grant.

10. FOURTH QUARTER ADJUSTMENT

    During the fourth quarter of fiscal year 1995, the Company recorded a net charge against income of approximately $130,000 for adjustments to inventory and certain operating expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on October 16, 1995 (the Proxy Statement) under the heading "Election of Directors," which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Management and Principal Stockholders," which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Proxy Statement.


                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) AND (D) FINANCIAL STATEMENTS AND SCHEDULES

The financial statements and schedule are listed on the accompanying Index of Financial Statements at Item 8 and are filed as part of this Annual Report on Form 10-K.

(B)         REPORTS ON FORM 8-K

On April 6, 1995, the Company filed a report on Form 8-K regarding the sale of its Entronics Division. On May 5, 1995, the Company filed a report on Form 8-K regarding a change in the Company's auditors for the year ended May 31, 1995.

(C)         EXHIBITS

Included as exhibits are the items listed in the Exhibit Index. The Company will furnish a copy of any of the exhibits below upon payment of $15.00 per exhibit to cover the costs to the Company of furnishing the exhibit.

EXHIBIT
NUMBER                         EXHIBIT INDEX
- --------------------------------------------------------------------------------

2.0 Plan and Agreement of Merger dated as of June 30, 1989 by and between Entronics Inotek Acquisition Corporation and INOTEK Corporation (Filed on 8-K dated June 30, 1989).

2.1 Asset purchase agreement for Mill-Power Technologies and first amendment (Filed on 8-K dated April 16, 1990).

2.2   Second amendment to the asset purchase agreement for Mill-Power
      Technologies.

3.0   By-Laws of Entronics Inotek Acquisition Corporation.
      (Filed on 8-K dated June 30, 1989).

3.1 Amendment to Bylaws of Entronics Inotek Acquisition Corporation for name change.

3.2 Certificate of Ownership and Merger merging Inotek Technologies Corp. into Entronics Corporation.

27    Financial Data Schedule.*

_________
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INOTEK Technologies Corp.
                                                       (Registrant)


By: /s/ Neal E. Young
   -----------------------------------
Neal E. Young, August 29, 1995
(Chairman of the Board)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ J. Dennis Carreker
- --------------------------------------
J. Dennis Carreker, August 29, 1995
(Director)


 /s/ C. Rayford Massey
- --------------------------------------
C. Rayford Massey, August 29, 1995
(Director)


 /s/ Wilson J. Prokosch
- --------------------------------------
Wilson J. Prokosch, August 29, 1995
(Director)


 /s/ R. Lee Simpson
- --------------------------------------
R. Lee Simpson, August 29, 1995
(Chief Financial Officer)


 /s/ David L. White
- --------------------------------------
David L. White, August 29, 1995
(Director, Chief Executive Officer)


 /s/ Neal E. Young
- --------------------------------------
Neal E. Young, August 29, 1995
(Chairman of the Board)

                           INOTEK TECHNOLOGIES CORP.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1995, 1994 AND 1993


                                                                Additions
                                                        -------------------------
                                          Balance at    Charged to     Charged to                   Balance at
                                          beginning     Costs and        Other                        End of
          Description                     of period      Expenses       Accounts     Deductions       Period
- --------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

           1995                          $  56,714      $    -        $  21,400      $  52,344      $  25,770

           1994                          $  21,889      $  54,000     $  13,650      $  32,825      $  56,714

           1993                          $ 190,231      $  28,644     $    -         $ 196,986      $  21,889


           Note: During 1994, additions charged to other accounts consist of certain reclassifications. Deductions consist of the write-off of uncollectible accounts, net of recoveries.


Allowance for inventory obsolescence
           1995                          $  58,938      $  47,841      $      -      $  13,090      $  93,689

           1994                          $ 171,354      $  90,000      $      -      $ 202,416      $  58,938

           1993                          $ 168,392      $ 170,000      $      -      $ 167,038      $ 171,354

           Note: Deductions consist of the write-off of inventory determined to be obsolete.

EXHIBIT
NUMBER                         EXHIBIT INDEX
- --------------------------------------------------------------------------------

2.0 Plan and Agreement of Merger dated as of June 30, 1989 by and between Entronics Inotek Acquisition Corporation and INOTEK Corporation (Filed on 8-K dated June 30, 1989).

2.1 Asset purchase agreement for Mill-Power Technologies and first amendment (Filed on 8-K dated April 16, 1990).

2.2   Second amendment to the asset purchase agreement for Mill-Power
      Technologies.

3.0   By-Laws of Entronics Inotek Acquisition Corporation.
      (Filed on 8-K dated June 30, 1989).

3.1 Amendment to Bylaws of Entronics Inotek Acquisition Corporation for name change.

3.2 Certificate of Ownership and Merger merging Inotek Technologies Corp. into Entronics Corporation.

27    Financial Data Schedule.*

_________
* Filed herewith.