Form 10-Q
period 1995-08-31
INOTEK TECHNOLOGIES CORP
filed 1995-10-16
CIK 818017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For Quarter Ended August 31, 1995                        Commission File
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

                                                             Yes  x   No
                                                                 ---     ---

4,457,197 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of August 31, 1995.

                           INOTEK TECHNOLOGIES CORP.


                                     INDEX


                                                                                                          Page
                                                                                                           No.
                                                                                                          -----
Part I. Financial information

    Item 1. Financial Statements:

         Balance Sheets as of August 31, 1995 (unaudited) and May 31, 1995  . . . . . . . . . . . . . . . . 1

         Statements of Operations for the Three Months Ended August 31, 1995
             and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Statements of Cash Flows for the Three Months Ended August 31, 1995
             and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

    Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Part II.  Other Information

    Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

    Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . 6

    Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Index to Exhibits

    Exhibit (20)-Report Furnished to Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                                 AUGUST 31          MAY 31
                                                                                   1995              1995
-----------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $      208,781     $    576,799
    Trade receivables, net of allowance for doubtful accounts
       of $51,943 at August 31 and $25,770 at May 31                               2,587,718        2,664,396
    Inventories                                                                    2,206,054        2,284,406
    Deferred taxes                                                                    52,257           52,000
    Prepaid expenses and other assets                                                198,069          115,393
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                               5,252,879        5,692,994

Property and equipment, net                                                          439,335          449,975
Goodwill, net of accumulated amortization of $403,078 at
    August 31 and $386,601 at May 31                                               2,238,873        2,255,350
Other assets                                                                          47,516           43,990
Deferred taxes                                                                       168,458          160,000
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                  $    8,147,061     $  8,602,309
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $    1,370,700     $  1,874,760
    Accrued expenses                                                                 662,658          727,601
    Income taxes payable                                                              45,623            5,215
    Current portion of notes payable including indebtedness to
       shareholders of $22,883 at August 31 and $22,298 at May 31                    322,883          222,298
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          2,401,864        2,829,874

Notes payable to shareholders                                                           -               5,945

Redeemable common shares, $.01 par value - 103,109 at August 31
    and 121,109 at May 31                                                            325,026          381,276

Shareholders' equity:
    Common shares, $.01 par value:
       Authorized shares, 10,000,000
       Issued shares - 4,457,197 at August 31 and May 31
       Outstanding shares - 4,354,088 at August 31 and May 31                         43,541           43,541
Additional paid-in-capital                                                         3,299,546        3,299,546
Retained earnings                                                                  2,077,084        2,042,127
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         5,420,171        5,385,214
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $    8,147,061     $  8,602,309
=================================================================================================================

                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        AUGUST 31
                                                                            ---------------------------------
                                                                                   1995               1994
Net Sales:
   Products                                                                 $   5,283,190      $    5,882,652
   Services                                                                       670,475             564,484
   Other                                                                            -                  48,722
---------------------------------------------------------------------------------------------------------------
                                                                                5,953,665           6,495,858
Cost of sales:
   Products                                                                     3,911,632           4,373,152
   Services                                                                       359,939             375,987
   Other                                                                           -                   11,171
---------------------------------------------------------------------------------------------------------------
                                                                                4,271,571           4,760,310
---------------------------------------------------------------------------------------------------------------
Gross margin                                                                    1,682,094           1,735,548

Operating expenses:
   Sales and marketing                                                            882,805           1,301,257
   General and administrative                                                     702,222             608,034
---------------------------------------------------------------------------------------------------------------
                                                                                1,585,027           1,909,291
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                            97,067            (173,743)

Interest expense                                                                  (18,550)            (26,700)
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes                     78,517            (200,443)

Income tax provision (benefit)                                                     43,560             (68,959)
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                         34,957            (131,484)

Discontinued operation                                                               -                 84,358
---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                         $      34,957      $      (47,126)
===============================================================================================================
Per share:
   Earnings (loss) from continuing operations                               $         .01      $         (.03)
   Discontinued operation                                                             -                   .02
---------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                                      $         .01      $         (.01)
===============================================================================================================
Weighted average shares outstanding                                             4,463,327           4,623,842
===============================================================================================================




                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          AUGUST 31
                                                                               -----------------------------------

                                                                                    1995               1994
------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net earnings (loss)                                                         $     34,957       $   (47,126)
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Depreciation and amortization                                                84,009           117,578
        Deferred taxes                                                               (8,715)           -
        Net changes in operating assets and liabilities:
         Accounts receivable                                                         76,678          (341,673)
         Inventories                                                                 78,352           829,299
         Prepaid expenses and other assets                                          (82,676)          (78,020)
         Accounts payable                                                          (504,060)         (332,522)
         Accrued expenses                                                           (64,943)           28,129
         Income tax payable                                                          40,408          (248,949)
        Discontinued operation                                                         -              (82,232)
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              (345,990)         (155,516)

INVESTING ACTIVITIES
   Purchase of property and equipment                                               (18,549)          (29,271)
   (Increase) decrease in other assets                                               (3,624)           16,566
   Increase in capitalized service inventory                                        (38,245)          (43,763)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (60,418)          (56,468)

FINANCING ACTIVITIES
   Net increase (decrease) in borrowings                                            100,000          (347,782)
   Reduction in notes payable                                                        (5,360)          (13,207)
   Purchase of redeemable common shares                                             (56,250)          (56,250)
   Exercise of stock options                                                           -               13,485
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                  38,390          (403,754)
------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                (368,018)         (615,738)
Cash and cash equivalents, beginning of period                                      576,799           729,037
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $    208,781       $   113,299
==================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                               $      4,103       $    27,615
        Income taxes                                                                 11,850           235,449



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1995
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 1995. Certain amounts have been reclassified in the 1995 financial statements in order to conform to the 1996 presentation.

2.   LONG-TERM DEBT

     The Company extended its bank revolving credit agreement through September 30, 1996 under the same terms as its previous agreement.

3.   SALE OF ENTRONICS DIVISION

     On March 16, 1995, the Company sold its Entronics division. The identifiable revenues and expenses related to the Entronics division have been reclassified in the accompanying statements of operations from their historical classification to separately identify them as net results from discontinued operations. Revenues of the Entronics division amounted to $332,035 for the three months ended August 31, 1994.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER 1996  COMPARED TO FIRST QUARTER 1994

The Company's sales decreased 8% to $5,953,665 for the first quarter ended August 31, 1995 from $6,495,858 for the first quarter ended August 31, 1994. The decrease was the result of lower volume sales in the Company's core distribution business. Gross margin as a percent of sales increased from 26.7% during the first quarter of fiscal year 1995 to 28.3% for the first quarter of the current fiscal year principally as a result of higher gross margins from the Company's computer service operations.

Sales and marketing costs decreased by $418,452 due to headcount reductions in December 1994 and the discontinuation of the Company's systems engineering operation. General and administrative expenses increased by $94,188 due to higher compensation costs and increases in reserves for accounts receivable and inventory losses.

Interest expense decreased by $8,150 due primarily to lower outstanding borrowings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents were $208,781 and $576,799 at August 31, 1995 and May 31, 1995, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $300,000 and $200,000 at August 31, 1995 and May 31, 1995, respectively. At August 31, 1995, the maximum available borrowings under the revolving credit facility amounted to $2,242,994. The Company's current assets exceeded its current liabilities at August 31, 1995 and May 31, 1995 by $2,851,015 and 2,863,120, respectively.

The Company's funding requirements during the quarter were met through cash on hand, cash provided from operations and borrowings against INOTEK's revolving credit agreement. During September, 1995, the Company extended its revolving credit agreement with Texas Commerce Bank for one year under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of August 31, 1995.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

None pending

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              1.  Exhibit (20)-Report furnished to security holders.

              2.  Exhibit (27)-Financial Data Schedule

         (b)  Reports on 8-K:

              No reports on Form 8-K were filed in the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INOTEK TECHNOLOGIES CORP.
                                            (REGISTRANT)



Date:  October 12, 1995                     /s/David L. White
                                            -----------------------------------
                                            (Officer)
                                            David L. White
                                            Chief Executive Officer




Date:  October 12, 1995                     /s/R. Lee Simpson
                                            -----------------------------------
                                            (Officer)
                                            R. Lee Simpson
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.          Description
-----------          -----------
Exhibit (20)         Report furnished to security holders.

Exhibit (27)         Financial Data Schedule