Form 10-Q
period 1995-11-30
INOTEK TECHNOLOGIES CORP
filed 1996-01-16
CIK 818017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended November 30, 1995                     Commission File
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

4,439,197 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of November 30, 1995.

                           INOTEK TECHNOLOGIES CORP.

                                     INDEX

                                                                                                            Page
                                                                                                             No.
                                                                                                            ----
Part I. Financial information

    Item 1. Financial Statements:

       Balance Sheets as of November 30, 1995 (unaudited) and May 31, 1995  . . . . . . . . . . . . . . . .  1

       Statements of Operations for the Three Months Ended November 30, 1995
           and 1994 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

       Statements of Operations for the Six Months Ended November 30, 1995
           and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

       Statements of Cash Flows for the Six Months Ended November 30, 1995
           and 1994 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

       Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Part II.  Other Information

    Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

    Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . .  7

    Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Index to Exhibits

    Exhibit (20)-Report Furnished to Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                                 NOVEMBER 30         MAY 31
                                                                                     1995             1995
                                                                                 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $   474,621      $   576,799
    Trade receivables, net of allowance for doubtful accounts
       of $20,259 at November 30 and $45,048 at May 31                             2,559,148        2,664,396
    Inventories                                                                    2,314,258        2,284,406
    Deferred taxes                                                                    48,676           52,000
    Prepaid expenses and other assets                                                235,245          115,393
-------------------------------------------------------------------------------------------------------------
Total current assets                                                               5,631,948        5,692,994

Property and equipment, net                                                          424,561          449,975
Goodwill, net of accumulated amortization of $419,555 at
    November 30 and $386,601 at May 31                                             2,222,396        2,255,350
Other assets                                                                          66,226           43,990
Deferred taxes                                                                       169,222          160,000
-------------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 8,514,353      $ 8,602,309
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $ 1,568,729      $ 1,874,760
    Accrued expenses                                                                 804,359          727,601
    Income taxes payable                                                              69,592            5,215
    Current portion of notes payable including indebtedness to
       shareholders of $17,383 at November 30 and $22,298 at May 31                  317,383          222,298
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          2,760,063        2,829,874

Notes payable to shareholders                                                          -                5,945

Redeemable common shares, $.01 par value - 85,109 at November 30
    and 121,109 at May 31                                                            268,776          381,276

Shareholders' equity:
    Common shares, $.01 par value:
       Authorized shares, 10,000,000
       Issued shares - 4,439,197 at November 30 and  May 31
       Outstanding shares - 4,354,088 at November 30 and  May 31                      43,541           43,541
Additional paid-in-capital                                                         3,299,546        3,299,546
Retained earnings                                                                  2,142,427        2,042,127
-------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         5,485,514        5,385,214
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                       $ 8,514,353      $ 8,602,309
=============================================================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                               INCOME STATEMENTS

                                  (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                           NOVEMBER 30
                                                                                   1995                1994
-------------------------------------------------------------------------------------------------------------
Net Sales:
   Products                                                                   $ 5,399,090         $ 5,805,450
   Services                                                                       708,544             565,511
   Other                                                                              -                  -
-------------------------------------------------------------------------------------------------------------
                                                                                6,107,634           6,370,961

Cost of sales:
   Products                                                                     3,994,935           4,257,489
   Services                                                                       364,776             353,550
   Other                                                                              -                  -
-------------------------------------------------------------------------------------------------------------
                                                                                4,359,711           4,611,039
-------------------------------------------------------------------------------------------------------------
Gross margin                                                                    1,747,923           1,759,922

Operating expenses:
   Sales and marketing                                                            895,073           1,137,848
   General and administrative                                                     718,828             676,981
-------------------------------------------------------------------------------------------------------------
                                                                                1,613,901           1,814,829
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                           134,022             (54,907)

Interest expense                                                                   (7,667)            (35,226)
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes                    126,355             (90,133)

Income tax provision (benefit)                                                     61,012             (23,446)
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                         65,343             (66,687)

Discontinued operations                                                              -                 29,310
-------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                           $    65,343         $   (37,377)
=============================================================================================================


Per share:
   Earnings (loss) from continuing operations                                 $       .01         $      (.02)
   Discontinued operation                                                           -                     .01
-------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                                        $       .01         $      (.01)
=============================================================================================================
Weighted average shares outstanding                                             4,445,395           4,537,486
=============================================================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                               INCOME STATEMENTS

                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                         NOVEMBER 30
                                                                                   1995                1994
-------------------------------------------------------------------------------------------------------------
Net Sales:
   Products                                                                   $10,682,280         $11,688,102
   Services                                                                     1,379,019           1,129,995
   Other                                                                              -                48,722
-------------------------------------------------------------------------------------------------------------
                                                                               12,061,299          12,866,819

Cost of sales:
   Products                                                                     7,906,567           8,600,080
   Services                                                                       724,715             729,537
   Other                                                                              -                11,171
-------------------------------------------------------------------------------------------------------------
                                                                                8,631,282           9,340,788
-------------------------------------------------------------------------------------------------------------
Gross margin                                                                    3,430,017           3,526,031

Operating expenses:
   Sales and marketing                                                          1,777,878           2,374,242
   General and administrative                                                   1,432,225           1,380,439
-------------------------------------------------------------------------------------------------------------
                                                                                3,210,103           3,754,681
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                           219,914            (228,650)

Interest expense                                                                  (15,042)            (61,926)
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes                    204,872            (290,576)

Income tax provision (benefit)                                                    104,572             (92,405)
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                        100,300            (198,171)

Discontinued operations                                                              -                113,668
-------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                           $   100,300         $   (84,503)
=============================================================================================================


Per share:
   Earnings (loss) from continuing operations                                 $       .02         $      (.04)
   Discontinued operation                                                           -                     .02
-------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                                        $       .02         $      (.02)
=============================================================================================================
Weighted average shares outstanding                                             4,454,410           4,572,976
=============================================================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                          NOVEMBER 30
                                                                                    1995               1994
Operating Activities
   Net earnings (loss)                                                        $   100,300         $   (84,503)

   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
        Depreciation and amortization                                             162,690             171,852
        Deferred taxes                                                             (5,898)               -
        Net changes in operating assets and liabilities:
           Accounts receivable                                                    105,248            (245,204)
           Inventories                                                            (29,852)            910,852
           Prepaid expenses and other assets                                     (119,852)           (140,778)
           Accounts payable                                                      (306,031)           (272,460)
           Accrued expenses                                                        76,758             101,588
           Income tax payable                                                      64,377            (313,449)
        Discontinued operation                                                        -                82,585
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          47,740             210,483

INVESTING ACTIVITIES
   Purchase of property and equipment                                             (34,505)            (81,499)
   Decrease (increase) in other assets                                            (22,333)             14,565
   Increase in capitalized service inventory                                      (69,720)            (15,865)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (126,558)            (82,799)

FINANCING ACTIVITIES
   Net increase (decrease) in bank borrowings                                     100,000            (131,608)
   Reduction in notes payable                                                     (10,860)            (26,700)
   Purchase of redeemable common shares                                          (112,500)           (112,500)
   Exercise of stock options                                                             -             13,485
-------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                             (23,360)           (257,323)
-------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                              (102,178)           (129,639)
Cash and cash equivalents, beginning of period                                    576,799             729,037
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $   474,621         $   599,398
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                             $    12,022         $    40,053
        Income taxes                                                               46,076             296,449


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.
                         NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1995
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 1995. Certain amounts have been reclassified in the 1995 financial statements in order to conform to the 1996 presentation.

2.   LONG-TERM DEBT

     On September 30, 1995, the Company extended its bank revolving credit agreement through September 30, 1996 under the same terms as its previous agreement.

3.   REDEEMABLE COMMON SHARES

     On January 2, 1996, the Company purchased all outstanding redeemable common shares for $265,966 in cash.

4.   SALE OF ENTRONICS DIVISION

     On March 16, 1995, the Company sold its Entronics division. The identifiable revenues and expenses related to the Entronics division have been reclassified in the accompanying statements of operations from their historical classification to separately identify them as net results from discontinued operations. Revenues of the Entronics division amounted to $483,681 for the six months ended November 30, 1994.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

The Company's sales decreased 4% to $6,107,634 for the second quarter ended November 30, 1995 from $6,370,961 for the second quarter ended November 30, 1994. Sales for the first six months of fiscal year 1996 decreased 6% to $12,061,299 from $12,866,819 for the first six months of fiscal year 1995. The decrease during the second quarter and during the first six months was the result of lower volume sales in the Company's core distribution business.
Gross margin as a percent of sales increased from 27.6% during the second quarter of fiscal year 1995 to 28.6% for the second quarter of the current fiscal year principally as a result of higher gross margins from the Company's computer service operations.


Sales and marketing costs during the second quarter decreased by $242,775 as compared with the second quarter of fiscal 1995 primarily due to headcount reductions in December 1994. General and administrative expenses increased by $41,847 due to somewhat higher compensation costs.

Interest expense decreased by $27,559 due primarily to lower outstanding borrowings.

FINANCIAL CONDITION, LIQUIDITY AND  CAPITAL RESOURCES

Cash and cash equivalents were $474,621 and $576,799 at November 30, 1995 and May 31, 1995, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $300,000 and $200,000 at November 30, 1995 and May 31, 1995, respectively. At November 30, 1995, the maximum available borrowings under the revolving credit facility amounted to $2,413,162. The Company's current assets exceeded its current liabilities at November 30, 1995 and May 31, 1995 by $2,871,885 and 2,863,120, respectively.

The Company's funding requirements during the quarter were met through cash on hand, cash provided from operations and borrowings against INOTEK's revolving credit agreement. During September 1995, the Company extended its revolving credit agreement with Texas Commerce Bank for one year under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of August 31, 1995

In January 1996, the Company repurchased all outstanding redeemable common shares for $265,966 in cash.

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


                                        INOTEK TECHNOLOGIES CORP.
                                        (REGISTRANT)



Date:  January 12, 1996                 /s/ David L. White
                                        ----------------------------------------
                                        (Officer)
                                        David L. White
                                        Chief Executive Officer




Date:  January 12, 1996                 /s/ R. Lee Simpson
                                        ----------------------------------------
                                        (Officer)
                                        R. Lee Simpson
                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------

Exhibit - 20             Report furnished to security holders

Exhibit - 27             Financial Data Schedule
