Form 10-Q
period 1996-02-29
INOTEK TECHNOLOGIES CORP
filed 1996-04-15
CIK 818017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended February 29, 1996                     Commission File
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

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of February 29, 1996.

                           INOTEK TECHNOLOGIES CORP.

                                     INDEX

                                                                                                            Page
                                                                                                             No.
                                                                                                            ----
Part I. Financial information

    Item 1. Financial Statements:

       Balance Sheets as of February 29, 1996 (unaudited) and May 31, 1995  . . . . . . . . . . . . . . . .  1

       Statements of Operations for the Three Months Ended February 29, 1996
           and 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

       Statements of Operations for the Nine Months Ended February 29, 1996
           and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

       Statements of Cash Flows for the Nine Months Ended February 29, 1996
           and 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

       Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Part II.  Other Information

    Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

    Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . .  7

    Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Index to Exhibits

    Exhibit (20)-Report Furnished to Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                                  FEBRUARY 29         MAY 31
                                                                                     1996             1995
                                                                                 (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $   255,960     $    576,799
    Trade receivables, net of allowance for doubtful accounts
       of $31,847 at February 29 and $25,770 at May 31                             2,562,078        2,664,396
    Inventories                                                                    2,311,704        2,284,406
    Deferred taxes                                                                    49,005           52,000
    Prepaid expenses and other assets                                                187,088          115,393
- -------------------------------------------------------------------------------------------------------------
Total current assets                                                               5,365,835        5,692,994

Property and equipment, net                                                          421,684          449,975
Goodwill, net of accumulated amortization of $436,032 at
    February 29 and $386,601 at May 31                                             2,205,919        2,255,350
Other assets                                                                          65,732           43,990
Deferred taxes                                                                       169,249          160,000
- -------------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 8,228,419     $  8,602,309
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $ 1,511,911     $  1,874,760
    Accrued expenses                                                                 711,289          727,601
    Income taxes payable                                                              71,369            5,215
    Current portion of notes payable including indebtedness to
       shareholders of $11,738 at February 29 and $22,298 at May 31                  411,738          222,298
- -------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          2,706,307        2,829,874

Notes payable to shareholders                                                           -               5,945

Redeemable common shares, $.01 par value - 121,109 at May 31                            -             381,276

Shareholders' equity:
    Common shares, $.01 par value:
       Authorized shares, 10,000,000
       Issued shares - 4,354,088 at February 29 and 4,475,197 at May 31
       Outstanding shares - 4,354,088 at February 29 and  May 31                      43,541           43,541
Additional paid-in-capital                                                         3,302,356        3,299,546
Retained earnings                                                                  2,176,215        2,042,127
- -------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         5,522,112        5,385,214
- -------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                       $ 8,228,419     $  8,602,309
=============================================================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                               FEBRUARY 29        FEBRUARY 28
                                                                                  1996                1995
- -------------------------------------------------------------------------------------------------------------
Net Sales:
   Products                                                                    $5,650,761          $5,638,723
   Services                                                                       658,209             561,592
   Other                                                                              -                  -
- -------------------------------------------------------------------------------------------------------------
                                                                                6,308,970           6,200,315

Cost of sales:
   Products                                                                     4,311,805           4,059,772
   Services                                                                       359,021             335,544
   Other                                                                              -                  -
- -------------------------------------------------------------------------------------------------------------
                                                                                4,670,826           4,395,316
- -------------------------------------------------------------------------------------------------------------
Gross margin                                                                    1,638,144           1,804,999

Operating expenses:
   Sales and marketing                                                            860,394           1,102,269
   General and administrative                                                     690,366             768,493
- -------------------------------------------------------------------------------------------------------------
                                                                                1,550,760           1,870,762
- -------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                            87,384             (65,763)

Interest expense                                                                  (10,783)            (30,148)
- -------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes                     76,601             (95,911)

Income tax provision (benefit)                                                     42,813               1,318
- -------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                         33,788             (97,229)

Discontinued operation                                                               -                 67,490
- -------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                            $   33,788          $  (29,739)
=============================================================================================================

Per share:
   Earnings (loss) from continuing operations                                  $      .01         $      (.02)
   Discontinued operation                                                             -                   .01
- -------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                                         $      .01         $      (.01)
=============================================================================================================

Weighted average shares outstanding                                             4,384,952           4,512,897
=============================================================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                               FEBRUARY 29        FEBRUARY 28
                                                                                   1996                1995
- -------------------------------------------------------------------------------------------------------------
Net Sales:
   Products                                                                   $16,333,041         $17,326,825
   Services                                                                     2,037,228           1,691,587
   Other                                                                              -                48,722
- -------------------------------------------------------------------------------------------------------------
                                                                               18,370,269          19,067,134

Cost of sales:
   Products                                                                    12,218,372          12,659,852
   Services                                                                     1,083,736           1,065,081
   Other                                                                              -                11,171
- -------------------------------------------------------------------------------------------------------------
                                                                               13,302,108          13,736,104
- -------------------------------------------------------------------------------------------------------------
Gross margin                                                                    5,068,161           5,331,030

Operating expenses:
   Sales and marketing                                                          2,638,272           3,476,511
   General and administrative                                                   2,122,591           2,148,932
- -------------------------------------------------------------------------------------------------------------
                                                                                4,760,863           5,625,443
- -------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                           307,298            (294,413)

Interest expense                                                                  (25,825)            (92,074)
- -------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes                    281,473            (386,487)

Income tax provision (benefit)                                                    147,385             (91,087)
- -------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                        134,088            (295,400)

Discontinued operation                                                               -                181,158
- -------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                            $  134,088          $ (114,242)
=============================================================================================================

Per share:
   Earnings (loss) from continuing operations                                  $      .03          $     (.07)
   Discontinued operation                                                            -                    .04
- -------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                                         $      .03          $     (.03)
=============================================================================================================

Weighted average shares outstanding                                             4,431,342           4,534,638
=============================================================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                               FEBRUARY 29        FEBRUARY 28
                                                                                   1996               1995
- -------------------------------------------------------------------------------------------------------------
Operating Activities
   Net earnings (loss)                                                        $   134,088         $  (114,242)

   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
        Depreciation and amortization                                             224,184             268,901
        Deferred taxes                                                             (6,254)            (23,943)
        Net changes in operating assets and liabilities:
           Accounts receivable                                                    102,318             373,692
           Inventories                                                            (27,298)          1,026,308
           Prepaid expenses and other assets                                      (71,695)           (105,111)
           Accounts payable                                                      (362,849)           (900,724)
           Accrued expenses                                                       (16,312)             18,233
           Income tax payable                                                      66,154            (293,367)
        Discontinued operation                                                        -               164,905
- -------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          42,336             414,652

INVESTING ACTIVITIES
   Purchase of property and equipment                                             (68,323)           (125,988)
   Decrease (increase) in other assets                                            (21,740)              8,826
   Increase in capitalized service inventory                                      (78,141)            (38,233)
   Discontinued operations                                                            -                22,395
- -------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (168,204)           (133,000)

FINANCING ACTIVITIES
   Net increase (decrease) in bank borrowings                                     200,000            (531,608)
   Reduction in notes payable                                                     (16,505)            (37,568)
   Purchase of redeemable common shares                                          (378,466)           (168,750)
   Retirement of treasury shares                                                      -               (19,019)
   Exercise of stock options                                                          -                13,485
- -------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                            (194,971)           (743,460)
- -------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                              (320,839)           (461,808)
Cash and cash equivalents, beginning of period                                    576,799             729,037
- -------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $  255,960         $   267,229
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                               $   19,187         $    67,498
        Income taxes                                                               87,468             328,318


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.
                         NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED FEBRUARY 29, 1996
                                  (UNAUDITED)

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

4.   SALE OF ENTRONICS DIVISION

     On March 16, 1995, the Company sold its Entronics division. The identifiable revenues and expenses related to the Entronics division have been reclassified in the accompanying statements of operations from their historical classification to separately identify them as net results from discontinued operations. Revenues of the Entronics division amounted to $781,842 for the nine months ended February 28, 1995.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

The Company's sales increased 2% to $6,308,970 for the third quarter ended February 29, 1996 from $6,200,315 for the third quarter ended February 28, 1995. Sales for the first nine months of fiscal year 1996 decreased 4% to $18,370,269 from $19,067,134 for the first nine months of fiscal year 1995.
The increase during the third quarter was the result of increased service revenues principally from Duke Power Co. The decrease in sales during the first nine months was the result of approximately 6% lower product sales related to the Company's distribution operations offset by 20% growth from service revenues. Gross margin as a percent of sales decreased from 29.1% during the third quarter of fiscal year 1995 to 26.0% for the second quarter of the current fiscal year primarily as a result of lower gross margins from the distribution of process controls, instrumentation and information management equipment.

Sales and marketing costs during the third quarter decreased by $241,875 as compared with the third quarter of fiscal 1995 primarily due to lower compensation costs resulting from reductions in force made in fiscal year 1995. General and administrative expenses decreased by $78,127 due to lower bonus expense, lower uncollectible account expense and lower expense from the repurchase of stock.

Interest expense decreased by $19,365 due primarily to lower outstanding borrowings.

FINANCIAL CONDITION, LIQUIDITY AND  CAPITAL RESOURCES

Cash and cash equivalents were $255,960 and $576,799 at February 29, 1996 and May 31, 1995, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $400,000 and $200,000 at February 29, 1996 and May 31, 1995, respectively. At February 29, 1996, the maximum available borrowings under the revolving credit facility amounted to $2,297,235. The Company's current assets exceeded its current liabilities at February 29, 1996 and May 31, 1995 by $3,359,528 and 2,863,120, respectively.

The Company's funding requirements during the quarter were met through cash on hand, cash provided from operations and borrowings against INOTEK's revolving credit agreement. During September 1995, the Company extended its revolving credit agreement with Texas Commerce Bank for one year under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of February 29, 1996. In January 1996, the Company repurchased all outstanding redeemable common shares for $265,966 in cash.

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


                                        INOTEK TECHNOLOGIES CORP.
                                        (REGISTRANT)



Date:  April 12, 1996                   /s/ David L. White
                                        ---------------------------------------
                                        (Officer)
                                        David L. White
                                        Chief Executive Officer




Date:  April 12, 1996                   /s/ R. Lee Simpson
                                        ---------------------------------------
                                        (Officer)
                                        R. Lee Simpson
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


        DESCRIPTION

        Exhibit (20)-Report furnished to security holders.

        Exhibit (27)-Financial Data Schedule.