Form 10-K
period 1996-05-31
INOTEK TECHNOLOGIES CORP
filed 1996-08-28
CIK 818017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended May 31, 1996            Commission File Number-0-16101



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
Yes   X       No
   -------      -------

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 20, 1996 was $1,670,739.

Shares of Common Stock outstanding at August 20, 1996 were 4,354,088.


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following document are incorporated by reference into the indicated part of this report: Proxy statement for annual meeting of shareholders to be held October 14, 1996 which will be filed with the Securities and Exchange Commission on September 10, 1996----Part III.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

INOTEK Technologies Corp. (the Company), previously known as Entronics Corporation, was incorporated in Texas in June 1984 and began operations in October 1984. In October 1991, the Company merged with and assumed the name of its wholly- owned subsidiary, INOTEK Technologies Corp. In June 1987, the Company entered into an Agreement and Plan of Reorganization whereby the Company was dissolved as a Texas corporation and incorporated as a Delaware corporation. The Texas corporation transferred substantially all of its assets and liabilities to the Delaware corporation in exchange for 3,806,250 shares of the Delaware corporation's common stock which was distributed to shareholders of the Texas corporation. In addition, 10,000,000 shares of $.01 par value common stock were authorized and a three-for-two split of the Company's common stock was effected. In August 1987, the Company consummated its initial public offering with the registration of 1,000,000 shares of common stock with the Securities and Exchange Commission. The offering consisted of 400,000 shares sold by the Company and 600,000 shares sold by officers/shareholders.

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

The Company had two principal operating divisions: (1) INOTEK, a marketing and service company for instrumentation, process controls, information management, and test and measurement equipment; and (2) Entronics, which designs, manufactures, and markets a line of Automatic Money Order Dispensers (AMOD's). The Entronics division was sold on March 16, 1995 as a result of an unsolicited offer from one of the division's largest customers. The Company's principal executive offices are located at 11212 Indian Trail, Dallas, Texas 75229.

DISTRIBUTION/REPRESENTATIVE SALES AND SERVICE

PRODUCTS AND OPERATIONS

INOTEK's role as a high technology marketing and service company is a function of meeting the needs of two constituencies: (1) the customers (end users) of its products and services; and (2) the product vendors that it represents. INOTEK's base distribution business covers a broad range of product lines from highly-engineered, technically-advanced items to commodity-oriented components where customers purchase single or multiple quantities of specific products. Representative product lines are shipped by the manufacturer to the end customer with INOTEK receiving a commission for its marketing and support effort. The industrial marketplace includes: (1) Process controls and instrumentation - products utilized in the manipulation of pressures, temperatures, and flows and the measurement of their physical properties; (2) Test equipment - portable instrumentation used in diagnostic evaluation of electronic, process, or automation equipment; and (3) Information management - the computer hardware and software, the programmable logic controller, sensors, and final control devices responsible for the master control of a factory process. Among INOTEK's major product lines are IBM industrial computers, Reliance programmable controls, OPTO 22, Fluke electronic test equipment and Tektronix oscilloscopes.

INOTEK operates a technical services business which involves the repair and calibration of customer-owned factory equipment. Technical services also are provided for products manufactured in a semi-finished state (i.e. process control/information management products) which require final configuration to meet customer's specification. Many of these services are provided at an additional charge to the customer.

PATENTS AND TRADEMARKS

INOTEK believes that its corporate name and logo has significant recognition throughout the industry and has registered it as a trademark.

MAJOR CUSTOMERS

INOTEK, through the purchase of Mill-Power Technologies in April 1990, has been able to develop its marketing of service contracts on office and industrial equipment. Pursuant to this acquisition, the Company has one major customer for this service, Duke Power Company. Sales to this customer for fiscal 1996 for industrial equipment and service contracts were $2,463,425.

MARKETING

At May 31, 1996, INOTEK had a sales force of 36 employees marketing in 21 southern and midwestern states. INOTEK's success as a high profile distributor/representative of medium-to-high technological products has been made possible through the establishment and cultivation of relationships with well known product vendors. Already well established in the southwest, INOTEK expanded into the midwest through the purchase of Pacific Indicator Company in August 1989; into the south and southeast in November 1989, through the acquisition of the Sesco Division of Austin-based Quinstar, Inc. and in April 1990, into Virginia, and North and South Carolina through the acquisition of Mill-Power Technologies, an affiliate of Charlotte-based Duke Power Company.
In addition, INOTEK publishes a catalogue that is distributed widely to current and potential customers.

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

EMPLOYEES

At May 31, 1996, INOTEK had 98 full time employees. INOTEK's employees are not covered by collective bargaining agreements and management believes that its employee relations are good.

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

INOTEK also has branch offices in the following locations:

             Houston, Texas                  Chicago, Illinois
             Tulsa, Oklahoma                 Charlotte, North Carolina

ITEM 3.  LEGAL PROCEEDINGS

None pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended May 31, 1996.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Company's Common Stock is traded in the over-the-counter market in the United States and is quoted on the National Association of Security Dealer's, Inc. Automatic Quotation System (NASDAQ) under the symbol INTK. The following table sets forth the quarterly high and low prices reported on the NASDAQ National Market System for the years ended May 31, 1996 and 1995.

                           QUARTERLY STOCK PRICES
                          FISCAL YEARS ENDED MAY 31

                                       1996                     1995
                                --------------------------------------------
                                 High          Low         High        Low
                                --------------------------------------------
             June - Aug          1-5/16          5/8       1-5/8       15/16
             Sep  - Nov          1-1/8           1/2       1-1/4        3/4
             Dec  - Feb           25/32          7/16      1            5/8
             Mar  - May          1-3/16         17/32      1            9/16

At August 20, 1996, 4,354,088 shares of the Company's Common Stock were issued and outstanding to 1,122 holders of record.

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

                            Fiscal Year Ended May 31
                         (000's except per share data)


                                                      1996       1995      1994       1993      1992
- --------------------------------------------------------------------------------------------------------
OPERATING DATA:
Net sales                                            $24,534   $24,892     $27,997    $25,738    $23,550

Gross profit                                           6,761     6,570       8,278      8,002      7,758

Earnings (loss) from continuing operations
   before income taxes, extraordinary credit
   and cumulative effect of accounting change            345      (656)        525        229        117

Earnings (loss) from continuing operations
   before extraordinary credit and cumulative
   effect of accounting change                           156      (468)        282         74         25

Net earnings (loss)                                      156       (66)        815        196        431


PER SHARE:
Earnings (loss) from continuing operations
   before extraordinary credit and cumulative
   effect of accounting change                           .04      (.10)        .06        .02        .01

Net earnings (loss)                                      .04      (.01)        .17        .04        .09


BALANCE SHEET DATA:
Total assets                                           8,050     8,602      10,509      9,764     12,107

Long-term obligations (including redeemable
   common stock)                                           -       387         635        902      1,177

Shareholders' equity                                   5,541     5,385       5,456      4,652      4,456

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
1996 VS. 1995

Sales decreased 1% to $24,533,727 in 1996 from $24,891,783 in 1995, due primarily to lower sales volumes experienced in the Company's distribution operations. Service revenues increased by 14% to $2,688,625 in 1996 from $2,366,221 in 1995 due to increased service and repair levels. Gross margins from the distribution of process controls, instrumentation, factory automation and test and measurement equipment remained steady at 25% while margins from INOTEK's service operations improved from 39% in 1995 to 47% in 1996 due to productivity improvements.

Sales and marketing expenses decreased 26% or $1,205,136 from 1995 to 1996 as a result of an effort beginning in December 1994 to reduce headcount while maintaining support for customers and product lines. General and administrative expenses increased 19% or $462,940 due to somewhat higher compensation costs. Overall operating expenses decreased 10% from $7,124,341 in 1995 to $6,382,145 in 1996. At each balance sheet date, the Company evaluates the realizability of goodwill based on nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at May 31, 1996.

Interest expenses decreased from $101,166 in 1995 to $33,815 in 1996 due to lower outstanding borrowings. Proceeds from the sale of the Company's Entronics division in March 1995 were substantially used to reduce debt incurred under INOTEK's revolving credit agreement.

Tax expense amounted to $188,648 in 1996 as compared with a benefit of $187,632 in 1995. The effective tax rates for 1996 and 1995 are 55% and 29%, respectively. The higher effective tax rate in 1996 is due to the effect of goodwill amortization and other expenses which are not deductible for income tax purposes. The realization of deferred tax assets is based on available taxable income during the carryback period.

1995 VS. 1994
Sales decreased 11% to $24,891,783 in 1995 from $27,996,666 in 1994, due principally to lower shipment volumes in the Company's instrumentation, process controls, and test equipment product lines. The Company's service revenues declined by 23% to $2,366,221 in 1995 from $3,092,324 in 1994 as a result of lower revenues from the Company's service agreement with Duke Power Co. Gross margins related to INOTEK's industrial equipment distribution business declined from 26% in 1994 to 25% in 1995 primarily as a result of a more competitive market while service gross margins declined from 48% in 1994 to 39% in 1995 as a result of lower contract billings to Duke Power Co.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash amounted to $460,855 and $576,799, at May 31, 1996 and 1995, respectively. Cash provided by operations during the years ended May 31, 1996, 1995, and 1994 amounted to $335,372, $823,049, and $399,551, respectively.

In September 1995, the Company renewed its agreement with Texas Commerce Bank of Dallas to provide a one-year revolving credit facility of up to $3 million, depending on the value of the borrowing base, as defined in the agreement. Borrowings under the agreement bear interest at either a Eurodollar-based rate plus 250 basis points or the bank's prime rate and are secured by the Company's accounts receivable and inventory. The agreement includes certain covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. As of May 31, 1996, the balance due under the revolving credit facility totaled $300,000 while the maximum available borrowings amounted to $2,139,825.

During 1996, the Company elected to purchase all the remaining shares of the Company's common stock from a shareholder and former officer under an agreement allowing the shareholder to resell the stock to the Company at a price of $3.125 per share. The total cost of the transaction was $378,466 and allowed the Company to avoid certain expenses which would have exceeded the cost of funding the stock purchase. There are no other commitments on behalf of the Company to acquire its stock.

On March 16, 1995, the Company sold its Entronics division for $958,302 as a result of an unsolicited offer received from on of the division's largest customers. Income from the Entronics division net of related taxes amounted to $187,357 and $395,187 in 1995 and 1994, respectively and was estimated to diminish further in future years. The divestiture allows the Company to focus further on its core distribution operations. Cash proceeds from the sale were used substantially to reduce borrowings under the Company's bank revolving credit agreement.

In February 1991, two officer/shareholders agreed to make available to the Company an unsecured, ten-year, standby line of credit of $500,000, available on demand and renewable annually. During 1992, $94,000 was advanced to the Company under the line of credit with an agreement to repay the amount over a five-year period. During 1996, $22,298 was repaid to the officer/shareholders leaving $5,945 outstanding at May 31, 1996. There were no advances during the year under the line of credit agreement.

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

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

Statement of Financial Accounting Standards (SFAS) No. 121, which the Company will adopt in fiscal year 1997, establishes accounting standards for the impairment of long-lived assets and certain other intangible assets.
Management is currently analyzing the impact of the adoption of SFAS No. 121, but does not anticipate any material impact on the company's consolidated financial statements. SFAS No. 123, "Accounting For Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits, as an alternative, the use of existing accounting rules for such plans. The Company expects to adopt this alternative in fiscal year 1997, therefore, SFAS 123 will have no effect on the Company's consolidated financial statements except for the additional required disclosures.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page 10.

                           INOTEK TECHNOLOGIES CORP.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Report of Ernst & Young LLP, Independent Auditors   . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Financial Statements and Notes:

   Balance Sheets as of May 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

   Statements of Operations for the Years Ended May 31, 1996, 1995, and 1994  . . . . . . . . . . . . . .   14

   Statements of Shareholders' Equity for the Years Ended May 31, 1996, 1995, and 1994  . . . . . . . . .   16

   Statements of Cash Flows for the Years Ended May 31, 1996, 1995, and 1994  . . . . . . . . . . . . . .   17

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Schedule II-Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28




All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
INOTEK Technologies Corp.



We have audited the accompanying balance sheets of INOTEK Technologies Corp. as of May 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INOTEK Technologies Corp. as of May 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II of INOTEK Technologies Corp. for each of the two years in the period ended May 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP


Dallas, Texas
July 23, 1996

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Shareholders
INOTEK Technologies Corp.

We have audited the accompanying statements of operations, shareholders' equity and cash flows of INOTEK Technologies Corp. for the year ended May 31, 1994. Our audit also included the related financial statement schedule listed in the index to the financial statements. The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of INOTEK Technologies Corp. for the year ended May 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for income taxes, effective June 1, 1993.


                                        ERNST & YOUNG LLP



Dallas, Texas
July 18, 1994

                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                                             MAY 31
                                                                                       1996           1995
- -------------------------------------------------------------------------------------------------------------
                                                          ASSETS
Current assets:
   Cash                                                                           $   460,855     $   576,799
   Trade receivables, net of allowance for doubtful accounts
      of $77,809 in 1996 and $25,770 in 1995                                        2,644,022       2,664,396
   Inventories                                                                      2,002,231       2,284,406
   Deferred tax asset                                                                  75,572          52,000
   Prepaid expenses and other assets                                                   96,588         115,393
- -------------------------------------------------------------------------------------------------------------
Total current assets                                                                5,279,268       5,692,994

Property and equipment, net                                                           351,958         449,975
Goodwill, net of accumulated amortization of $452,509 in 1996
   and $386,601 in 1995                                                             2,189,442       2,255,350
Other assets                                                                           65,238          43,990
Deferred tax asset                                                                    164,538         160,000
- -------------------------------------------------------------------------------------------------------------
Total assets                                                                      $ 8,050,444     $ 8,602,309
=============================================================================================================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade                                                         $ 1,423,116     $ 1,874,760
   Accrued expenses                                                                   669,126         727,601
   Income taxes payable                                                               110,777           5,215
   Current portion of notes payable, including indebtedness
      to shareholders of $5,945 in 1996 and $22,298 in 1995                           305,945         222,298
- -------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           2,508,964       2,829,874

Notes payable to shareholders                                                           --              5,945

Redeemable common shares, $.01 par value - 121,109 shares in 1995                       --            381,276

Shareholders' equity:
   Common shares, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - 4,354,088 in 1996 and 4,475,197 in 1995
      Outstanding shares - 4,354,088 in 1996 and 1995                                  43,541          43,541
   Additional paid-in capital                                                       3,299,546       3,299,546
   Retained earnings                                                                2,198,393       2,042,127
- -------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          5,541,480       5,385,214
- -------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $ 8,050,444     $ 8,602,309
=============================================================================================================




   The accompanying notes are an integral part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED MAY 31
                                                                  1996              1995              1994
- --------------------------------------------------------------------------------------------------------------

Net sales
   Products                                                   $ 21,845,102      $ 22,476,840      $ 24,205,315
   Services                                                      2,688,625         2,366,221         3,092,324
   Other                                                             -                48,722           699,027
- --------------------------------------------------------------------------------------------------------------
                                                                24,533,727        24,891,783        27,996,666

Cost of sales
   Products                                                     16,343,500        16,878,393        17,907,602
   Services                                                      1,429,353         1,432,275         1,605,131
   Other                                                             -                11,171           205,780
- --------------------------------------------------------------------------------------------------------------
                                                                17,772,853        18,321,839        19,718,513
- --------------------------------------------------------------------------------------------------------------
Gross margin                                                     6,760,874         6,569,944         8,278,153

Operating expenses
   Sales and marketing                                           3,466,482         4,671,618         4,951,279
   General and administrative                                    2,915,663         2,452,723         2,715,605
- --------------------------------------------------------------------------------------------------------------
                                                                 6,382,145         7,124,341         7,666,884
- --------------------------------------------------------------------------------------------------------------
Operating income (loss)                                            378,729          (554,397)          611,269

Interest expense                                                   (33,815)         (101,166)          (86,512)
- --------------------------------------------------------------------------------------------------------------

Earnings (loss) from continuing operations
   before income taxes and cumulative effect
   of change in accounting principle                               344,914          (655,563)          524,757

Income tax provision (benefit)                                     188,648          (187,632)          243,232
- --------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                            156,266          (467,931)          281,525

Discontinued operation
   Income from discontinued operation
      (less income taxes of $123,174 in 1995
      and $260,781 in 1994)                                          -               187,357           395,187
   Gain on sale of discontinued operation
      (less income taxes of $141,768)                                -               214,911             -
- --------------------------------------------------------------------------------------------------------------

Earnings (loss) before cumulative effect of change
   in accounting principle                                         156,266           (65,663)          676,712

Cumulative effect of change in accounting principle                  -                 -               138,000
- --------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                           $    156,266      $    (65,663)     $    814,712
==============================================================================================================

                           INOTEK TECHNOLOGIES CORP.

                                                                            YEAR ENDED MAY 31
                                                                  1996            1995               1994
- ----------------------------------------------------------------------------------------------------------
Per share:
   Earnings (loss) from continuing operations
      before cumulative effect of change in
      accounting principle                                       $ .04            $(.10)             $ .06
   Discontinued operation                                           -               .09                .08
   Cumulative effect of change in accounting
      principle                                                     -               -                  .03
- ----------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                           $ .04            $(.01)             $ .17
==========================================================================================================





  The accompanying notes are an integral part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                       STATEMENT OF SHAREHOLDERS' EQUITY




                                         Common Shares         Additional                   Treasury Shares
                                     ----------------------     Paid-in      Retained      ------------------
                                     Shares        Amount      Capital       Earnings      Shares      Amount      Total
- -----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993              4,553,717    $ 45,537     $3,595,056    $1,293,078     (90,000)  $(281,969)   $4,651,702

    Issuance of common shares to
      previous owner of INOTEK          61,538         616         49,384            -           -           -         50,000
    Acquisition of common shares        72,000         720        224,280            -     (238,667)   (285,003)      (60,003)
    Cancellation of treasury shares   (298,667)     (2,987)      (469,516)           -      298,667     472,503            -
    Net earnings                          -             -              -        814,712          -           -        814,712
- -----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994              4,388,588      43,886      3,399,204     2,107,790     (30,000)    (94,469)    5,456,411

    Stock options exercised             14,500         145         13,340            -           -           -         13,485
    Cancellation of treasury shares    (30,000)       (300)       (94,169)           -       30,000      94,469            -
    Acquisition of common shares       (19,000)       (190)       (18,829)           -           -           -        (19,019)
    Net loss                              -             -              -        (65,663)         -           -        (65,663)
- -----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995              4,354,088      43,541      3,299,546     2,042,127          -           -      5,385,214

    Net earnings                          -             -             -         156,266          -           -        156,266
- -----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996              4,354,088    $ 43,541     $3,299,546    $2,198,393          -    $      -     $5,541,480
=============================================================================================================================





   The accompanying notes are an integral part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED MAY 31
                                                                   1996              1995              1994
- --------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net earnings (loss)                                          $    156,266      $    (65,663)      $   814,712
 Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
      Gain on sale of discontinued operation                          -             (356,679)             -
      Cumulative effect of change in accounting principle             -                 -             (138,000)
      Depreciation and amortization                                290,418           334,241           390,602
      Deferred taxes                                               (28,110)          (25,000)           39,820
      Provision for losses on accounts receivable                   55,101              -               54,000
      Provision for inventory obsolescence                          36,670            47,841            90,000
      Net changes in operating assets and liabilities:
        Trade receivables                                          (34,727)          421,570          (226,660)
        Inventories                                                245,505           348,718          (461,771)
        Prepaid expenses and other assets                           18,805           (32,310)           90,401
        Accounts payable                                          (451,644)          195,890           104,515
        Income taxes payable                                       105,562          (313,649)           84,617
        Accrued expenses                                           (58,475)           57,766          (152,423)
      Discontinued operation                                          -              210,324          (290,262)
- --------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          335,371           823,049           399,551

INVESTING ACTIVITIES
 Purchases of property and equipment                               (87,755)         (161,584)         (109,873)
 Decrease (increase) in capitalized service inventory              (38,738)          (74,164)          122,701
 Change in other assets                                            (21,248)           20,290            12,133
 Proceeds from asset sales                                            -               22,129              -
 Proceeds from sale of discontinued operation                         -              958,302              -
 Investing activities of discontinued operation                       -               40,832             6,818
- --------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               (147,741)          805,805            31,779

FINANCING ACTIVITIES
 Increase (decrease) in bank borrowings                            100,000        (1,507,767)          178,394
 Exercise of stock options                                            -               13,485              -
 Reduction in notes payable                                        (22,298)          (42,791)          (50,102)
 Purchase of treasury shares                                          -             (19,019)           (60,003)
 Purchase of redeemable common shares                             (381,276)         (225,000)         (225,000)
- --------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                             (303,574)       (1,781,092)         (156,711)
- --------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                       (115,944)         (152,238)          274,619
Cash at beginning of year                                          576,799           729,037           454,418
- --------------------------------------------------------------------------------------------------------------
Cash at end of year                                           $    460,855      $    576,799      $    729,037
==============================================================================================================

                           INOTEK TECHNOLOGIES CORP.

                                                                                YEAR ENDED MAY 31
                                                                   1996              1995              1994
- -------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
     Interest                                                 $     28,737      $    100,913      $     86,512
     Income taxes                                             $    111,178      $    338,242      $    441,676


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
     Modifications of purchase price of stock issued          $       -         $      -          $     50,000





   The accompanying notes are an integral part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                         NOTES TO FINANCIAL STATEMENTS

                          MAY 31, 1996, 1995, AND 1994


    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business

         INOTEK Technologies Corp. (the Company) sells and services process controls and instrumentation, information management products, and test and measurement equipment. The Company's Entronics division, which was sold in March, 1995, designs, manufactures, markets, and repairs a line of Automatic Money Order Dispensers (AMODs).

         Inventories

         Inventories consist of finished goods and are valued at the lower of average cost or market.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the individual assets, ranging from three to seven years.

         Goodwill and Intangible Assets

         The Company has classified as goodwill the cost in excess of fair value of the net assets of acquired companies. Goodwill is being amortized on a straight-line basis over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based on nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at May 31, 1996. Noncompete agreements and other intangible assets are being amortized on a straight-line basis over the estimated lives of the individual assets, ranging from one to seven years. Accumulated amortization of noncompete agreements and other intangible assets was $665,398 at May 31, 1996 and 1995.

         Revenue Recognition

         Sales of products and services are recorded as products are shipped or services are rendered. Revenue earned on systems engineering contracts is reported using the percentage-of-completion method. The percentage of completion is based primarily on contract costs incurred to date as a percentage of the total estimated costs on an individual contract. Where there is a change in the estimated cost to complete a project, the Company recognizes the effect of the change in the period in which it becomes known. Charges are made to operations for any losses anticipated on individual contracts. Sales to one customer, Duke Power Company, totaled approximately $2,463,425, $2,333,000, and $3,380,000 in 1996, 1995, and 1994, respectively.

                           INOTEK TECHNOLOGIES CORP.

    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings per Share

         Earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding and, where the effect is dilutive, common stock equivalents during the year. The weighted average number of shares of common stock outstanding and dilutive common stock equivalents for the years ended May 31, 1996, 1995 and 1994, were 4,430,084, 4,521,218, and 4,766,444 respectively. The assumed exercise of stock options and warrants is antidilutive for the year ended May 31, 1995.

         Concentrations of Credit Risk

         The Company markets its products and services to a diverse group of manufacturing companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses are provided for in the financial statements.

         The Company has cash deposits consisting primarily of demand deposits and time deposits with various banks. These deposits have maturities of less than three months and bear minimal risk. The Company has not experienced any losses on its cash deposits.

         Financial Instruments

         The carrying amounts for cash, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount reported for notes payable approximates fair value because substantially all of the instruments have variable interest rates which reprice frequently.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    2.   DIVESTITURES AND ACQUISITIONS

         On March 16, 1995, the Company sold its Entronics division for cash proceeds of $958,302. There are no assets or liabilities related to the Entronics division included in the accompanying balance sheets. The identifiable revenues and expenses related to the Entronics division have been reclassified on the accompanying statements of operations from their historical classification to separately identify them as net results from discontinued operations. Revenues of the Entronics division amounted to $809,113 and $1,511,276 in 1995 and 1994, respectively.

                           INOTEK TECHNOLOGIES CORP.

    2.   DIVESTITURES AND ACQUISITIONS (CONTINUED)

    During 1990, the Company acquired INOTEK Corporation (INOTEK), a marketing and service company for instrumentation, process controls, information management, and systems engineering for approximately $3,000,000 in cash and common stock over a three-year period based upon INOTEK's future performance. During 1994, 61,538 additional shares of common stock valued at $50,000 were issued under the terms of the purchase agreement and were accounted for as an adjustment to the original purchase price. In addition, the purchase agreement provided that all shares issued in the acquisition may be resold to the Company at a price of $3.125 at a rate not to exceed 6,000 shares per month through January 1, 1997. During 1996, the Company elected to repurchase all remaining shares of stock subject to the repurchase option for a total cost of $378,466.

    3.   PROPERTY AND EQUIPMENT

         Property and equipment at May 31 consist of:
                                                                                       1996            1995
         -----------------------------------------------------------------------------------------------------
          Furniture and fixtures                                                   $   802,125    $    804,276
          Service inventory                                                            811,187         796,232
          Machinery and equipment                                                      675,223         606,969
          Leasehold improvements                                                        60,118          55,760
          Vehicles                                                                      83,101          73,154
         -----------------------------------------------------------------------------------------------------
                                                                                     2,431,754       2,336,391
          Accumulated depreciation                                                  (2,079,796)     (1,886,416)
         -----------------------------------------------------------------------------------------------------
                                                                                   $   351,958    $    449,975
         =====================================================================================================


    4.    ACCRUED EXPENSES

          Accrued expenses at May 31, 1996 and 1995, include accrued compensation costs of $312,476 and $320,856, respectively.

    5.    NOTES PAYABLE

          Notes payable at May 31 consist of:



                                                                                       1996            1995
         -----------------------------------------------------------------------------------------------------
          Bank revolving credit agreement                                          $   300,000    $    200,000
          Notes payable to officer/shareholders                                          5,945          28,243
         -----------------------------------------------------------------------------------------------------
                                                                                       305,945         228,243
         Less current portion                                                          305,945         222,298
         -----------------------------------------------------------------------------------------------------
                                                                                   $     -        $      5,945
         =====================================================================================================

                           INOTEK TECHNOLOGIES CORP.

 5.      NOTES PAYABLE (CONTINUED)

         The bank revolving credit agreement provides for borrowings up to $3,000,000, depending on the amount of the borrowing base, as defined ($2,139,825 maximum available borrowings at May 31, 1996), and bears interest at the bank's prime rate (8.25% at May 31, 1996). Alternatively, the Company may elect borrowings to bear interest at a Eurodollar-based rate plus 250 basis points; however, no borrowings are outstanding at May 31, 1996 at this rate. Borrowings are secured by all accounts receivable and inventory. The revolving credit agreement contains covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. The agreement expires on September 30, 1996.

         The notes payable to officer/shareholders are subordinated to the bank revolving credit agreement, bear interest at 10.5% annually, and are payable in quarterly installments of $6,101 through June 1996. The notes were drawn under an annually renewable ten-year standby line of credit of $500,000, provided by the officer/shareholders. During 1996, 1995, and 1994, the Company made payments under notes payable to shareholders totaling $22,298, $20,103 and $18,124, respectively.

    6.   LEASE COMMITMENTS

         The Company leases office and manufacturing space and equipment under various noncancelable lease agreements. Several of the space leases contain options for renewal or early termination. Total rent expense was $315,719, $322,089, and $337,485 for the years ended May 31, 1996,
         1995 and 1994, respectively. As of May 31, 1996, the future minimum rental payments are as follows:

                             Year ending May 31
                             ------------------
                                 1997                               $    273,175
                                 1998                                    188,115
                                 1999                                     63,314
                                 2000                                     12,395
                                 2001                                        411
                             ---------------------------------------------------
                                                                    $    537,410
                             ===================================================


    7.   EMPLOYEE BENEFIT PLANS

         In 1987, the Company established the INOTEK Technologies Corp. 401(k) Savings Plan & Trust (the Plan) to provide eligible employees with a retirement savings plan. On January 1, 1993, the Plan was amended to allow employees to defer up to 15% of their compensation and provide for a matching contribution by the Company of up to 3% of each eligible employee's compensation. A vesting schedule was also adopted providing for participant's vesting in Company contributions over seven years with forfeitures allocated to remaining participants. All employees are eligible to participate in the Plan upon completing six months of service. The Company expensed $80,852, $75,312, and $82,400 for Plan contributions for the years ended May 31, 1996, 1995, and 1994, respectively.

                           INOTEK TECHNOLOGIES CORP.

    8.   INCOME TAXES

         Effective June 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1996 and 1995 are as follows:

                                                                              1996            1995
- ----------------------------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for doubtful accounts                                       $   26,000      $   15,000
    Allowance for obsolete inventory                                          36,000          24,000
    Property and equipment                                                   213,000         208,000
    Accrued expenses                                                          13,000          17,000
    Inventory                                                                 13,000          10,000
    Other                                                                       -              2,000
- ----------------------------------------------------------------------------------------------------
      Total deferred tax assets                                              301,000         276,000
    Valuation allowance for deferred tax assets                              (48,890)        (48,000)
- ----------------------------------------------------------------------------------------------------
      Net deferred tax assets                                                252,110         228,000
Deferred tax liabilities:
Prepaid insurance                                                             12,000          16,000
- ----------------------------------------------------------------------------------------------------
      Total net deferred tax assets                                       $  240,110      $  212,000



      Significant components of the provision for income taxes as of May 31 are as follows:


                                                                1996          1995             1994
- -----------------------------------------------------------------------------------------------------

Current:
    Federal                                              $    188,683     $ (137,787)    $    233,030
    State                                                      28,075        (24,845)          21,871
- -----------------------------------------------------------------------------------------------------
                                                              216,758       (162,632)         254,901

Deferred:
    Federal                                                   (28,110)       (25,000)         (11,669)
- -----------------------------------------------------------------------------------------------------
                                                         $    188,648     $ (187,632)    $    243,232
=====================================================================================================

                           INOTEK TECHNOLOGIES CORP.

    8.   INCOME TAXES (CONTINUED)

        The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense (benefit) is %:

                                                                          1996          1995        1994
- --------------------------------------------------------------------------------------------------------
           Tax at U.S. statutory rates                                 34%              (34)%         34%
           Amortization of goodwill                                     6                 3            4
           State income taxes                                           8                (3)           4
           Stock repurchase                                             -                 2            -
           Nondeductible sales expense                                  7                 -            -
           Other                                                        -                 3            4
- --------------------------------------------------------------------------------------------------------
                                                                       55%              (29)%         46%
========================================================================================================


    9.  STOCK OPTIONS AND WARRANTS

        The Company adopted an Incentive/Nonqualified Stock Option Plan (the 1987 Plan) in June 1987 and the INOTEK Technologies Corp. Stock Option Plan (the 1993 Plan) in October 1993 whereby the Company may grant up to 100,000 and 200,000, respectively, qualified and non-qualified incentive stock options to key employees, excluding employees who own more than 10% of the Company's outstanding stock. The options granted under the 1987 Plan had an initial exercise price of $0.93 per share and expire between 1997 and 2001. The options granted under the 1993 Plan vest over five years, are exercisable over a ten year period from the date of issuance, had an initial exercise price of $1.06 per share, and expire between 1994 and 2004. A summary of option transactions under both plans for the years ended May 31, 1996, 1995, and 1994 follows (number of shares):

                                                       1993 Plan                        1987 Plan
- -----------------------------------------------------------------------------------------------------------------------
                                                       1996       1995         1994        1996        1995       1994
- -----------------------------------------------------------------------------------------------------------------------
         Options outstanding at beginning of year     46,000     98,500           -       21,250      41,250     42,750
           Options granted                            57,500                  98,500          -           -          -

           Options exercised                              -          -            -           -      (14,500)        -
           Options canceled                           (7,500)   (52,500)          -       (1,500)     (5,500)    (1,500)
- -----------------------------------------------------------------------------------------------------------------------
         Options outstanding at end of year           96,000     46,000       98,500      19,750      21,250     41,250
=======================================================================================================================
         Options exercisable at end of year           15,500     11,500           -       19,750      21,250     41,250
=======================================================================================================================


         In consideration of the standby line of credit mentioned in Note 5, the Company granted the two officer/shareholders warrants to purchase common stock at an initial exercise price of $1 per share for 250,000 shares each or a total of 500,000 shares. The warrants expire February 11, 2001. The exercise price of all options and warrants approximates the fair market value of the Company's common stock as of the date of grant. In December 1995, the exercise price of all options under both plans and warrants was reset to $.50 per share which represented the fair market value at that time.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III


    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on October 14, 1996 (the Proxy Statement) under the heading "Election of Directors," which information is incorporated herein by reference.

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

    (B)   REPORTS ON FORM 8-K

    There were no Form 8-K reports filed during the quarter ended May 31, 1996.

    (C)   EXHIBITS

    Included as exhibits are the items listed in the Exhibit Index. The Company will furnish a copy of any of the exhibits below upon payment of $15.00 per exhibit to cover the costs to the Company of furnishing the exhibit.

 EXHIBIT
 NUMBER                                                EXHIBIT INDEX
    2.0   Plan and Agreement of Merger dated as of June 30, 1989 by and between Entronics Inotek Acquisition Corporation and INOTEK Corporation (Filed on 8-K dated June 30, 1989).

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

     27   Financial Data Schedule*

- -------------------------------------
*Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               INOTEK Technologies Corp.
                                                      (Registrant)


By:/s/ Neal E. Young
   --------------------------------------------
Neal E. Young, August 27, 1996
(Chairman of the Board)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. Denny Carreker
- -------------------------------------------
J. Denny Carreker, August 27, 1996
(Director)


/s/ C. Rayford Massey
- -------------------------------------------
C. Rayford Massey, August 27, 1996
(Director)


/s/ Wilson J. Prokosch
- -------------------------------------------
Wilson J. Prokosch, August 27, 1996
(Director)


/s/ R. Lee Simpson
- -------------------------------------------
R. Lee Simpson, August 27, 1996
(Chief Financial Officer)


/s/ David L. White
- -------------------------------------------
David L. White, August 27, 1996
(Director, Chief Executive Officer)


/s/ Neal E. Young
- -------------------------------------------
Neal E. Young, August 27, 1996
(Chairman of the Board)

                           INOTEK TECHNOLOGIES CORP.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1996, 1995 AND 1994


                                                                            Additions
                                           Balance at       Charged to     Charged to                      Balance at
                                           beginning         Costs and        Other                          End of
             Description                   of period         Expenses       Accounts       Deductions        Period
- ------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

          1996                             $  25,770       $  55,101       $  57,097       $  60,159       $  77,809

          1995                             $  56,714       $     -         $  21,400       $  52,344       $  25,770

          1994                             $  21,889       $  54,000       $  13,650       $  32,825       $  56,714



          Note:  During 1996, 1995 and 1994, additions charged to other accounts consist of certain reclassifications.
          Deductions consist of the write-off of uncollectible accounts, net of recoveries.


Allowance for inventory obsolescence

          1996                             $  93,689       $  36,670       $      -        $  25,570       $ 104,789

          1995                             $  58,938       $  47,841       $      -        $  13,090       $  93,689

          1994                             $ 171,354       $  90,000       $      -        $ 202,416       $  58,938



         Note:  Deductions consist of the write-off of inventory determined to be obsolete.

                                EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
- -------        -----------
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

3.0            By-Laws of Entronics Inotek Acquisition Corporation.
               (Filed on 8-K dated June 30, 1989).

3.1            Amendment to Bylaws of Entronics Inotek Acquisition Corporation for name change.

3.2            Certificate of Ownership and Merger merging INOTEK Technologies Corp. into Entronics Corporation.

27             Financial Data Schedule*

- --------------------------------------------
*Filed Herewith