Form 10-Q
period 1996-08-31
INOTEK TECHNOLOGIES CORP
filed 1996-10-11
CIK 818017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



      For Quarter Ended August 31, 1996                      Commission File
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


        Registrant's telephone number including area code, 972-243-7000.


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

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of August 31, 1996.

                           INOTEK TECHNOLOGIES CORP.


                                     INDEX

                                                                         Page
                                                                          No.
                                                                         ----
Part I. Financial information

   Item 1. Financial Statements:

      Balance Sheets as of August 31, 1996 (unaudited)
         and May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .  1

      Statements of Operations for the Three Months
         Ended August 31, 1996 and 1995 (unaudited) . . . . . . . . . . .  2

      Statements of Cash Flows for the Three Months
         Ended August 31, 1996 and 1995 (unaudited) . . . . . . . . . . .  3

      Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  4

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . . . . . .  5

Part II.  Other Information

   Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  6

   Item 4. Submission of Matters to a Vote of Security Holders. . . . . .  6

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  6

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Index to Exhibits
   Exhibit (20)-Report Furnished to Security Holders. . . . . . . . . . .  8

                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                                     AUGUST 31        MAY 31
                                                                                       1996            1996
                                                                                    (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                         $328,832        $460,855
    Trade receivables, net of allowance for doubtful accounts
        of $62,735 at August 31 and $77,809 at May 31                                2,881,845       2,644,022
    Inventories                                                                      2,046,374       2,002,231
    Deferred taxes                                                                      58,394          75,572
    Prepaid expenses and other assets                                                   81,148          96,588
--------------------------------------------------------------------------------------------------------------
Total current assets                                                                 5,396,593       5,279,268

Property and equipment, net                                                            391,050         351,958
Goodwill, net of accumulated amortization of $468,986 at
    August 31 and $452,509 at May 31                                                 2,172,965       2,189,442
Other assets                                                                            76,744          65,238
Deferred taxes                                                                         174,450         164,538
--------------------------------------------------------------------------------------------------------------
Total assets                                                                        $8,211,802      $8,050,444
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $1,520,126      $1,423,116
    Accrued expenses                                                                   531,071         669,126
    Income taxes payable                                                               113,603         110,777
    Current portion of notes payable including indebtedness to
        shareholders of $5,945 at May 31                                               400,000         305,945
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            2,564,800       2,508,964

Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued shares - 4,354,088 at August 31 and at May 31
        Outstanding shares - 4,354,088 at August 31 and  May 31                         43,541          43,541
Additional paid-in-capital                                                           3,299,546       3,299,546
Retained earnings                                                                    2,303,915       2,198,393
--------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           5,647,002       5,541,480
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $8,211,802      $8,050,444
==============================================================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                    AUGUST 31        AUGUST 31
                                                                                      1996             1995
--------------------------------------------------------------------------------------------------------------
Net Sales:
    Products                                                                       $ 5,096,791     $ 5,283,190
    Services                                                                           648,533         670,475
--------------------------------------------------------------------------------------------------------------
                                                                                     5,745,324       5,953,665

Cost of sales:
    Products                                                                         3,691,618       3,911,632
    Services                                                                           338,390         359,939
--------------------------------------------------------------------------------------------------------------
                                                                                     4,030,008       4,271,571
--------------------------------------------------------------------------------------------------------------
Gross margin                                                                         1,715,316       1,682,094


Operating expenses:
    Sales and marketing                                                                808,209         882,805
    General and administrative                                                         705,315         713,397
--------------------------------------------------------------------------------------------------------------
                                                                                     1,513,524       1,596,202
--------------------------------------------------------------------------------------------------------------
Operating income                                                                       201,792          85,892

Interest expense                                                                        (7,109)         (7,375)
--------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                           194,683          78,517

Income tax provision                                                                    89,161          43,560
--------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $   105,522     $    34,957
==============================================================================================================


Net earnings per share                                                             $       .02     $       .01
==============================================================================================================

Weighted average shares outstanding                                                  4,571,058       4,463,327
==============================================================================================================



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                    AUGUST 31        AUGUST 31
                                                                                      1996             1995
--------------------------------------------------------------------------------------------------------------
Operating Activities
    Net earnings (loss)                                                             $  105,522      $   34,957

    Adjustments to reconcile net earnings
      to net cash provided by operating activities:
         Depreciation and amortization                                                  84,945          84,009
         Deferred taxes                                                                  7,266          (8,715)
         Net changes in operating assets and liabilities:
            Accounts receivable                                                       (237,823)         76,678
            Inventories                                                                (44,143)         78,352
            Prepaid expenses and other assets                                           15,440         (82,676)
            Accounts payable                                                            97,010        (504,060)
            Accrued expenses                                                          (138,055)        (64,943)
            Income tax payable                                                           2,826          40,408
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             (107,012)       (345,990)

INVESTING ACTIVITIES
    Purchase of property and equipment                                                (105,051)        (18,549)
    Decrease (increase) in other assets                                                (11,506)         (3,624)
    Increase in capitalized service inventory                                           (2,509)        (38,245)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (119,066)        (60,418)

FINANCING ACTIVITIES
    Net increase in bank borrowings                                                    100,000         100,000
    Reduction in notes payable                                                          (5,945)         (5,360)
    Shares redeemed                                                                          -         (56,250)
--------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                   94,055          38,390
--------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                   (132,023)       (368,018)
Cash and cash equivalents, beginning of period                                         460,855         576,799
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $  328,832      $  208,781
==============================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                      $    8,754      $    4,103
      Income taxes                                                                  $   79,162      $   11,850



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1996
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 1996.
    Certain amounts have been reclassified in the 1996 financial statements in order to conform to the 1997 presentation.

2.  LONG-TERM DEBT

    On September 30, 1996, the Company extended its bank revolving credit agreement through September 30, 1997 under the same terms as its previous agreement.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

The Company's sales decreased 3.5% to $5,745,324 for the first quarter ended August 31, 1996 from $5,953,665 for the first quarter of the prior year. The decrease during the quarter was the result of lower volume sales in the Company's distribution operation. Gross margin as a percent of sales increased from 28.2% during the first quarter of fiscal year 1996 to 29.9% for the first quarter of the current fiscal year primarily as a result of a slightly improved sales mix of higher margin products.

Sales and marketing costs during the first quarter decreased by $74,596 as compared with the first quarter of fiscal 1996 primarily due to lower compensation costs. General and administrative expenses were roughly the same when comparing the two periods.


FINANCIAL CONDITION, LIQUIDITY AND  CAPITAL RESOURCES

Cash and cash equivalents were $328,832 and $460,855 at August 31, 1996 and May 31, 1996, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $400,000 and $300,000 at August 31, 1996 and May 31, 1996, respectively. At August 31, 1996, the maximum available borrowings under the revolving credit facility amounted to $2,326,254. The Company's current assets exceeded its current liabilities at August 31, 1996 and May 31, 1996 by $2,831,793 and 2,770,304, respectively.

The Company's funding requirements during the quarter were met through cash on hand and borrowings against INOTEK's revolving credit agreement. During September 1996, the Company extended its revolving credit agreement with Texas Commerce Bank for one year under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of August 31, 1996.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

None pending

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              1.  Exhibit (20-Report furnished to security holders.

         (b)  Reports on 8-K:

         No reports on Form 8-K were filed in the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INOTEK TECHNOLOGIES CORP.
                                            (REGISTRANT)



Date:  October 11, 1996                     /s/David L. White
                                            -----------------------------
                                            (Officer)
                                            David L. White
                                            Chief Executive Officer




Date:  October 11, 1996                     /s/R. Lee Simpson
                                            -----------------------------
                                            (Officer)
                                            R. Lee Simpson
                                            Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibit
Number                   Description
-------                  -----------

20                       Report furnished to Security Holders

27                       Financial Data Schedule