Form 10-Q
period 1996-11-30
INOTEK TECHNOLOGIES CORP
filed 1997-01-13
CIK 818017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



   For Quarter Ended November 30, 1996                     Commission File
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

                                                                Yes  x   No ___

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of November 30, 1996.

                           INOTEK TECHNOLOGIES CORP.


                                     INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                           ----
Part I. Financial information
    Item 1. Financial Statements:

       Balance Sheets as of November 30, 1996 (unaudited) and May 31, 1996  . . . . . . . . . . . . . . . .  1

       Statements of Income for the Three Months Ended November 30, 1996
           and 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

       Statements of Income for the Six Months Ended November 30, 1996
           and 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

       Statements of Cash Flows for the Six Months Ended November 30, 1996
           and 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

       Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Part II.  Other Information

    Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

    Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . .  7

    Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Index to Exhibits
    Exhibit (20)-Report Furnished to Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                                  NOVEMBER 30         MAY 31
                                                                                     1996              1996
                                                                                  (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $   598,563      $    460,855
    Trade receivables, net of allowance for doubtful accounts
       of $59,753 at November 30 and $77,809 at May 31                              2,859,312         2,644,022
    Inventories                                                                     2,005,827         2,002,231
    Deferred taxes                                                                     59,075            75,572
    Prepaid expenses and other assets                                                 184,401            96,588
---------------------------------------------------------------------------------------------------------------
Total current assets                                                                5,707,178         5,279,268

Property and equipment, net                                                           331,442           351,958
Goodwill, net of accumulated amortization of $485,463 at
    November 30 and $452,509 at May 31                                              2,156,487         2,189,442
Other assets                                                                           74,910            65,238
Deferred taxes                                                                        184,464           164,538
---------------------------------------------------------------------------------------------------------------
Total assets                                                                     $  8,454,481      $  8,050,444
===============================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $  1,508,544      $  1,423,116
    Accrued expenses                                                                  730,846           669,126
    Income taxes payable                                                              162,484           110,777
    Current portion of notes payable including indebtedness to
       shareholders of $13,215 at November 30 and $5,945 at May 31                    213,215           305,945
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           2,615,089         2,508,964

Notes payable to shareholders                                                          66,785                 -

Shareholders' equity:
    Common shares, $.01 par value:
       Authorized shares, 10,000,000
       Issued shares - 4,354,088 at November 30 and at May 31
       Outstanding shares - 4,354,088 at November 30 and  May 31                       43,541            43,541
Additional paid-in-capital                                                          3,299,546         3,299,546
Retained earnings                                                                   2,429,520         2,198,393
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          5,772,607         5,541,480
---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                       $  8,454,481      $  8,050,444
===============================================================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                              STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                            NOVEMBER 30
                                                                                     1996              1995
---------------------------------------------------------------------------------------------------------------
Net Sales:
    Products                                                                      $ 5,449,181      $ 5,399,090
    Services                                                                          662,691          708,544
---------------------------------------------------------------------------------------------------------------
                                                                                    6,111,872        6,107,634

Cost of sales:
    Products                                                                        3,939,178        3,994,935
    Services                                                                          380,138          364,776
---------------------------------------------------------------------------------------------------------------
                                                                                    4,319,316        4,359,711
---------------------------------------------------------------------------------------------------------------
Gross margin                                                                        1,792,556        1,747,923

Operating expenses:
    Sales and marketing                                                               813,094          895,073
    General and administrative                                                        738,086          718,828
---------------------------------------------------------------------------------------------------------------
                                                                                    1,551,180        1,613,901
---------------------------------------------------------------------------------------------------------------
Operating income                                                                      241,376          134,022

Interest expense                                                                       (7,767)          (7,667)
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                          233,609          126,355

Income tax provision                                                                  108,004           61,012
---------------------------------------------------------------------------------------------------------------
Net earnings                                                                      $   125,605      $    65,343
===============================================================================================================


Net earnings per share                                                            $       .03      $       .01
===============================================================================================================

Weighted average shares outstanding                                                 4,510,638        4,445,395
===============================================================================================================



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                              STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                            NOVEMBER 30
                                                                                     1996              1995

---------------------------------------------------------------------------------------------------------------
Net Sales:
    Products                                                                      $10,545,972      $10,682,280
    Services                                                                        1,311,224        1,379,019
---------------------------------------------------------------------------------------------------------------
                                                                                   11,857,196       12,061,299

Cost of sales:
    Products                                                                        7,630,796        7,906,567
    Services                                                                          718,528          724,715
---------------------------------------------------------------------------------------------------------------
                                                                                    8,349,324        8,631,282
---------------------------------------------------------------------------------------------------------------
Gross margin                                                                        3,507,872        3,430,017

Operating expenses:
    Sales and marketing                                                             1,621,303        1,777,878
    General and administrative                                                      1,443,401        1,432,225
---------------------------------------------------------------------------------------------------------------
                                                                                    3,064,704        3,210,103
---------------------------------------------------------------------------------------------------------------
Operating income                                                                      443,168          219,914

Interest expense                                                                      (14,876)         (15,042)
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                          428,292          204,872

Income tax provision                                                                  197,165          104,572
---------------------------------------------------------------------------------------------------------------
Net earnings                                                                      $   231,127      $   100,300
===============================================================================================================



Net earnings per share                                                            $       .05      $       .02
===============================================================================================================

Weighted average shares outstanding                                                 4,542,923        4,454,410
===============================================================================================================



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                NOVEMBER 30        NOVEMBER 30
                                                                                   1996               1995
---------------------------------------------------------------------------------------------------------------
Operating Activities
   Net earnings                                                                $   231,127        $    100,300

   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
        Depreciation and amortization                                              163,932             162,690
        Deferred taxes                                                              (3,429)             (5,898)
        Net changes in operating assets and liabilities:
           Accounts receivable                                                    (215,290)            105,248
           Inventories                                                              (3,596)            (29,852)
           Prepaid expenses and other assets                                       (87,813)           (119,852)
           Accounts payable                                                         85,428            (306,031)
           Accrued expenses                                                         61,720              76,758
           Income tax payable                                                       51,707              64,377
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          283,786              47,740

INVESTING ACTIVITIES
   Purchase of property and equipment                                             (173,718)            (34,505)
   Increase in other assets                                                         (9,672)            (22,333)
   Decrease (increase) in capitalized service inventory                             63,257             (69,720)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (120,133)           (126,558)

FINANCING ACTIVITIES
   Net change in bank borrowings                                                  (100,000)            100,000
   Net increase (decrease) in notes payable                                         74,055             (10,860)
   Shares redeemed                                                                       -            (112,500)
---------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              (25,945)            (23,360)
---------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                137,708            (102,178)
Cash and cash equivalents, beginning of period                                     460,855             576,799
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $   598,563        $    474,621
===============================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                               $     7,700        $     12,022
        Income taxes                                                           $    70,000        $     46,076



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.
                         NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1996
                                  (UNAUDITED)

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

     On October 24, 1996, the Company borrowed $80,000 from two officer/shareholders under note agreements bearing interest at 9.25% annually. The notes are unsecured and are payable in quarterly installments of $5,041 through October 2001.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

The Company's sales for the second quarter ended November 30, 1996 were $6,111,872, relatively unchanged from the $6,107,634 reported for the quarter ended November 30, 1995. Sales for the first six months of fiscal year 1997 decreased by just under 2% to $11,857,196 from $12,061,299 for the first six months of fiscal year 1996. Sales from the Company's distribution operations increased approximately 1% from higher shipment volumes while service revenues decreased by 6% resulting primarily from lower billings to the Company's principal service customer, Duke Power Co. Gross margin as a percent of sales increased from 28.6% during the second quarter of fiscal year 1996 to 29.3% for the second quarter of the current fiscal year. The increase in margin resulted from a slight increase in distribution operations' margins due to an improved sales mix of higher margin products offset by a decrease in margin from service operations resulting from the revenue decline mentioned previously.

Sales and marketing expenses for the second quarter decreased by $81,979 due to lower compensation expenses while general and administrative expenses increased slightly by $19,258.

Interest expense for the second quarter of fiscal year 1997 was $7,767 compared with $7,667 for the second quarter of the previous year.

FINANCIAL CONDITION, LIQUIDITY AND  CAPITAL RESOURCES

Cash and cash equivalents were $598,563 and $460,855 at November 30, 1996 and May 31, 1996, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $200,000 and $300,000 at November 30, 1996 and May 31, 1996, respectively. At November 30, 1996, the maximum available borrowings under the revolving credit facility amounted to $2,140,205. The Company's current assets exceeded its current liabilities at November 30, 1996 and May 31, 1996 by $3,092,089 and $2,770,304, respectively.

During the quarter, the Company borrowed $80,000 from two officer/shareholders under note agreements bearing interest at 9.25% annually on an unsecured basis with quarterly installments of $5,041 through October 2001. The funds were used for general corporate purposes.

The Company's funding requirements during the quarter were met through cash on hand, cash provided from operations, borrowings against INOTEK's revolving credit agreement and borrowings from the officer/shareholders mentioned above. On September 30, 1996, the Company extended its bank revolving agreement through September 30, 1997 under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of November 30 1996.

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


                                         INOTEK TECHNOLOGIES CORP.
                                         (REGISTRANT)



Date:  January 10, 1996                  /s/ DAVID L. WHITE
                                         --------------------------------------
                                         (Officer)
                                         David L. White
                                         Chief Executive Officer




Date:  January 10, 1996                  /s/ R. LEE SIMPSON
                                         --------------------------------------
                                         (Officer)
                                         R. Lee Simpson
                                         Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit No.        Description
-----------        -----------

   20              Report furnished to Security Holders

   27              Financial Data Schedule