Form 10-Q
period 1997-02-28
INOTEK TECHNOLOGIES CORP
filed 1997-04-14
CIK 818017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended February 28, 1997               Commission File
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

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of February 28, 1997.

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

        Balance Sheets as of February 28, 1997 (unaudited) and May 31, 1996.....1

        Statements of Income for the Three Months Ended February 28, 1997
           and February 29, 1996 (unaudited) ...................................2

        Statements of Income for the Nine Months Ended February 28, 1997
           and February 29, 1996 (unaudited) ...................................3

        Statements of Cash Flows for the Nine Months Ended February 28, 1997
           and February 29, 1996 (unaudited) ...................................4

        Notes to Financial Statements...........................................5

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ....................................6

Part II.  Other Information

     Item 1. Legal Proceedings..................................................7

     Item 4. Submission of Matters to a Vote of Security Holders................7

     Item 6. Exhibits and Reports on Form 8-K...................................7

Signatures     .................................................................8

Index to Exhibits
     Exhibit (20)-Report Furnished to Security Holders..........................9


                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                            FEBRUARY 28      MAY 31
                                                                               1997           1996
                                                                            (UNAUDITED)
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                               $  581,179     $  460,855
    Trade receivables, net of allowance for doubtful accounts
        of $34,065 at February 28 and $77,809 at May 31                      3,285,779      2,644,022
    Inventories                                                              2,146,282      2,002,231
    Deferred taxes                                                              60,974         75,572
    Prepaid expenses and other assets                                          230,524         96,588
-----------------------------------------------------------------------------------------------------
Total current assets                                                         6,304,738      5,279,268

Property and equipment, net                                                    286,911        351,958
Goodwill, net of accumulated amortization of $501,939 at
    February 28 and $452,509 at May 31                                       2,140,010      2,189,442
Other assets                                                                    74,416         65,238
Deferred taxes                                                                 192,762        164,538
-----------------------------------------------------------------------------------------------------
Total assets                                                                $8,998,837     $8,050,444
=====================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $1,822,563     $1,423,116
    Accrued expenses                                                           829,369        669,126
    Income taxes payable                                                       174,908        110,777
    Current portion of notes payable including indebtedness to
        shareholders of $13,215 at February 28 and $5,945 at May 31            213,215        305,945
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                    3,040,055      2,508,964

Notes payable to shareholders                                                   66,785           --

Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued shares - 4,354,088 at February 28 and at May 31
        Outstanding shares - 4,354,088 at February 28 and  May 31               43,541         43,541
Additional paid-in-capital                                                   3,299,546      3,299,546
Retained earnings                                                            2,548,910      2,198,393
-----------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   5,891,997      5,541,480
-----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $8,998,837     $8,050,444
=====================================================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                              STATEMENTS OF INCOME

                                  (UNAUDITED)


                                             THREE MONTHS ENDED
                                        FEBRUARY 28      FEBRUARY 29
                                            1997             1996
--------------------------------------------------------------------
Net Sales:
    Products                            $ 5,370,857      $ 5,650,761
    Services                                772,539          658,209
--------------------------------------------------------------------
                                          6,143,396        6,308,970

Cost of sales:
    Products                              3,934,829        4,311,805
    Services                                435,882          359,021
--------------------------------------------------------------------
                                          4,370,711        4,670,826
--------------------------------------------------------------------
Gross margin                              1,772,685        1,638,144

Operating expenses:
    Sales and marketing                     802,290          860,394
    General and administrative              744,460          690,366
--------------------------------------------------------------------
                                          1,546,750        1,550,760
--------------------------------------------------------------------
Operating income                            225,935           87,384

Interest expense                             (4,170)         (10,783)
--------------------------------------------------------------------
Earnings before income taxes                221,765           76,601

Income tax provision                        102,375           42,813
--------------------------------------------------------------------
Net earnings                            $   119,390      $    33,788
====================================================================


Net earnings per share                  $       .03      $       .01
====================================================================

Weighted average shares outstanding       4,373,637        4,384,952
====================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                              STATEMENTS OF INCOME

                                  (UNAUDITED)


                                               NINE MONTHS ENDED
                                         FEBRUARY 28       FEBRUARY 29
                                            1997              1996
----------------------------------------------------------------------
Net Sales:
    Products                            $ 15,916,829      $ 16,333,041
    Services                               2,083,763         2,037,228
----------------------------------------------------------------------
                                          18,000,592        18,370,269

Cost of sales:
    Products                              11,565,625        12,218,372
    Services                               1,154,410         1,083,736
----------------------------------------------------------------------
                                          12,720,035        13,302,108
----------------------------------------------------------------------
Gross margin                               5,280,557         5,068,161

Operating expenses:
    Sales and marketing                    2,423,593         2,638,272
    General and administrative             2,187,861         2,122,591
----------------------------------------------------------------------
                                           4,611,454         4,760,863
----------------------------------------------------------------------
Operating income                             669,103           307,298

Interest expense                             (19,046)          (25,825)
----------------------------------------------------------------------
Earnings before income taxes                 650,057           281,473

Income tax provision                         299,540           147,385
----------------------------------------------------------------------
Net earnings                            $    350,517      $    134,088
======================================================================


Net earnings per share                  $        .08      $        .03
======================================================================

Weighted average shares outstanding        4,377,509         4,431,342
======================================================================


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                             FEBRUARY 28    FEBRUARY 29
                                                                1997            1996
---------------------------------------------------------------------------------------
Operating Activities
   Net earnings                                               $ 350,517      $ 134,088

   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                          242,066        224,184
         Deferred taxes                                         (13,626)        (6,254)
         Net changes in operating assets and liabilities:
            Accounts receivable                                (641,757)       102,318
            Inventories                                        (144,051)       (27,298)
            Prepaid expenses and other assets                  (133,936)       (71,695)
            Accounts payable                                    399,447       (362,849)
            Accrued expenses                                    160,243        (16,312)
            Income tax payable                                   64,131         66,154
---------------------------------------------------------------------------------------
Net cash provided by operating activities                       283,034         42,336

INVESTING ACTIVITIES
   Purchase of property and equipment                          (195,112)       (68,323)
   Increase in other assets                                      (9,178)       (21,740)
   Decrease (increase) in capitalized service inventory          67,525        (78,141)
---------------------------------------------------------------------------------------
Net cash used in investing activities                          (136,765)      (168,204)

FINANCING ACTIVITIES
   Net change in bank borrowings                               (100,000)       200,000
   Net increase (decrease) in notes payable                      74,055        (16,505)
   Purchase of redeemable common shares                        (378,466)
---------------------------------------------------------------------------------------
Net cash used in financing activities                           (25,945)      (194,971)
---------------------------------------------------------------------------------------
Change in cash and cash equivalents                             120,324       (320,839)
Cash and cash equivalents, beginning of period                  460,855        576,799
---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $ 581,179      $ 255,960
=======================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                             $   6,440      $  19,187
         Income taxes                                         $ 100,148      $  87,468


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.
                         NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED FEBRUARY 28, 1997
                                  (UNAUDITED)

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

The Company's sales for the third quarter ended February 28, 1997 were $6,143,396, down by just under 3% from the $6,308,970 reported for the quarter ended February 29, 1996. Sales for the first nine months of fiscal year 1997 decreased by 2% to $18,000,592 from $18,370,269 for the first nine months of fiscal year 1996. The decrease is due to a decrease in volume from the Company's distribution operations offset by increased service revenues from higher service call activity. Gross margin as a percent of sales increased from approximately 26% during the third quarter of last year to 29% for the third quarter of the current fiscal year. The increased margin percent results from a change in product mix, a more disciplined effort to improve sales margins and an increase in higher margin service revenues.

Sales and marketing expenses decreased by approximately 7% while general and administrative costs increased by 8% due principally to changes in compensation costs.

Interest expense for the third quarter of fiscal year 1997 was $4,170 compared with $10,783 for the third quarter of the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $581,179 and $460,855 at February 28, 1997 and February 29, 1996, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $200,000 and $300,000 at February 28, 1997 and February 29, 1996, respectively. At February 29, 1997, the maximum available borrowings under the revolving credit facility amounted to $2,614,400. The Company's current assets exceeded its current liabilities at February 28, 1997 and May 31, 1996 by $3,264,683 and $2,770,304, respectively.

In October 1996, the Company borrowed $80,000 from two officer/shareholders under note agreements bearing interest at 9.25% annually on an unsecured basis with quarterly installments of $5,041 through October 2001. The funds were used for general corporate purposes.

The Company's funding requirements during the quarter were met through cash on hand, cash provided from operations, and borrowings against INOTEK's revolving credit agreement. The Company has no material commitments for capital expenditures as of February 28, 1997.

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


                                            INOTEK TECHNOLOGIES CORP.
                                            (REGISTRANT)



Date:  April 14, 1997                       /s/David L. White
                                            ------------------------------
                                            (Officer)
                                            David L. White
                                            Chief Executive Officer



Date:  April 14, 1997                       /s/R. Lee Simpson
                                            ------------------------------
                                            (Officer)
                                            R. Lee Simpson
                                            Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  20          - Report furnished to security holders
