Form 10-K
period 1997-05-31
INOTEK TECHNOLOGIES CORP
filed 1997-08-29
CIK 818017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended May 31, 1997           Commission File Number-0-16101


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

       Registrant's telephone number, including area code: (972) 243-7000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:


         COMMON STOCK,                                   NASDAQ
        .01 PAR VALUE
       (Title of Class)              (Name of each exchange on which registered)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 18, 1997 was $2,523,888.

Shares of Common Stock outstanding at August 18, 1997 were 4,354,088.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following document are incorporated by reference into the indicated part of this report: Proxy statement for annual meeting of shareholders to be held October 13, 1997 which will be filed with the Securities and Exchange Commission on September 9, 1997----Part III.

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

DISTRIBUTION/REPRESENTATIVE SALES AND SERVICE

PRODUCTS AND OPERATIONS

INOTEK's role as a high technology marketing and service company is a function of meeting the needs of two constituencies: (1) the customers (end users) of its products and services; and (2) the product vendors that it represents. INOTEK's base distribution business covers a broad range of product lines from highly-engineered, technically-advanced items to commodity-oriented components where customers purchase single or multiple quantities of specific products. Representative product lines are shipped by the manufacturer to the end customer with INOTEK receiving a commission for its marketing and support effort. The industrial marketplace includes: (1) Process controls and instrumentation - products utilized in the manipulation of pressures, temperatures, and flows and the measurement of their physical properties; (2) Test equipment - portable instrumentation used in diagnostic evaluation of electronic, process, or automation equipment; and (3) Information management - the computer hardware and software, the programmable logic controller, sensors, and final control devices responsible for the master control of a factory process. Among INOTEK's major product lines are IBM industrial computers, Action and OPTO 22 process instrumentation I/O, Fluke electronic test equipment and Tektronix oscilloscopes.

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

MAJOR CUSTOMERS

INOTEK, through the purchase of Mill-Power Technologies in April 1990, has been able to develop its marketing of service contracts on office and industrial equipment. Pursuant to this acquisition, the Company has one major customer for this service, Duke Energy Co. Sales to this customer for fiscal 1997 for industrial equipment and service contracts were $3,045,941.

MARKETING

At May 31, 1997, INOTEK had a sales force of 39 employees marketing in 21 southern and midwestern states. INOTEK's success as a high profile distributor/representative of medium-to-high technological products has been made possible through the establishment and cultivation of relationships with well known product vendors. Already well established in the southwest, INOTEK expanded into the midwest through the purchase of Pacific Indicator Company in August 1989; into the south and southeast in November 1989, through the acquisition of the Sesco Division of Austin-based Quinstar, Inc. and in April 1990, into Virginia, and North and South Carolina through the acquisition of Mill-Power Technologies, an affiliate of Charlotte-based Duke Power Company. In addition, INOTEK publishes a catalogue that is distributed widely to current and potential customers.

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

EMPLOYEES

At May 31, 1997, INOTEK had 89 full time employees. INOTEK's employees are not covered by collective bargaining agreements and management believes that its employee relations are good.

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

No matters were submitted to a vote of security holders during the quarter ended May 31, 1997.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market in the United States and is quoted on the National Association of Security Dealer's, Inc. Automatic Quotation System (NASDAQ) Small Cap Market under the symbol INTK. The following table sets forth the quarterly high and low prices reported on the NASDAQ Small Cap Market for the years ended May 31, 1997 and 1996.

                             QUARTERLY STOCK PRICES
                           FISCAL YEARS ENDED MAY 31

                               1997                             1996
                   ------------------------------------------------------------
                       High            Low             High              Low
                   ------------------------------------------------------------
June - Aug           1-5/32           19/32           1-5/16             5/8
Sep  - Nov             7/8             1/2            1-1/8              1/2
Dec  - Feb             7/8             1/2             25/32             7/16
Mar  - May           1-1/32           21/32           1-3/16            17/32

At August 18, 1997, 4,354,088 shares of the Company's Common Stock were issued and outstanding to 982 holders of record.

DIVIDENDS

The Company has not declared cash dividends since inception and has no intention to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and notes thereto, and Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The following selected financial data is not covered by the "Report of Independent Certified Public Accountants" included elsewhere herein. See Note 2 to the financial statements for information regarding business acquisitions and divestitures.

                            Fiscal Year Ended May 31
                         (000's except per share data)

                                                   1997       1996       1995        1994       1993
------------------------------------------------------------------------------------------------------
OPERATING DATA:
Net sales                                        $ 24,758   $ 24,534   $ 24,892    $ 27,997   $ 25,738

Gross profit                                        7,099      6,761      6,570       8,278      8,002

Earnings (loss) from continuing operations
    before income taxes, extraordinary credit
    and cumulative effect of accounting change        917        345       (656)        525        229

Earnings (loss) from continuing operations
    before extraordinary credit and cumulative
    effect of accounting change                       527        156       (468)        282         74

Net earnings (loss)                                   527        156        (66)        815        196


PER SHARE:
Earnings (loss) from continuing operations
    before extraordinary credit and cumulative
    effect of accounting change                       .12        .04       (.10)        .06        .02
Net earnings (loss)                                   .12        .04       (.01)        .17        .04


BALANCE SHEET DATA:
Total assets                                        9,183      8,050      8,602      10,509      9,764

Long-term obligations (including redeemable
    common stock)                                      60       --          387         635        902

Shareholders' equity                                6,068      5,541      5,385       5,456      4,652

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
1997 VS. 1996

Sales increased by 1% to $24,757,619 in 1997 from $24,533,727 in 1996, due primarily to higher service revenues from higher unit volume. Service revenues increased by 5% to $2,815,111 in 1997 from $2,688,625 in 1996 while product sales increased by less than 1% to $21,942,508 in 1997 from $21,845,102 in 1996. Gross margins from the Company's distribution operations increased from 25% to 26% from 1996 to 1997 while service gross margins declined from 47% to 46%.

Sales and marketing expenses decreased by 5% to $3,288,072 in 1997 from $3,466,482 in 1996 due to lower compensation costs and greater cost controls. General and administrative costs decreased by 2% to $2,866,477 in 1997 from $2,915,663 in 1996 due primarily to the collection of insurance proceeds totaling $175,000, net of related expenses of which $150,000 is included in general and administrative expenses. The insurance recovery primarily reimbursed expenses incurred prior to fiscal year 1997. In addition, certain compensation expenses and other administrative expense increased slightly during 1997. At each balance sheet date, the Company evaluates the realizability of goodwill based on nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at May 31, 1997.

Interest expense decreased from $33,815 in 1996 to $27,309 in 1997 due to lower average borrowings during the year.

Tax expense amounted to $390,318 in 1997 as compared with tax expense of $188,648 in 1996. The effective tax rates for 1997 and 1996 are 43% and 55%, respectively. The lower effective tax rate in 1997 is due to the effect of certain expenses, not deductible for income tax purposes, which were lower in 1997 as a percent of pretax income. The realization of deferred tax assets is based on available taxable income during the carryback period.

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

Sales and marketing expenses decreased 26% or $1,205,136 from 1995 to 1996 as a result of an effort, beginning in December 1994, to reduce headcount while maintaining support for customers and product lines. General and administrative expenses increased 19% or $462,940 due to somewhat higher compensation costs. Overall operating expenses decreased 10% from $7,124,341 in 1995 to $6,382,145 in 1996. At each balance sheet date, the Company evaluates the realizability of goodwill based on nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at May 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash amounted to $376,145 and $460,855, at May 31, 1997 and 1996, respectively. Cash provided by or used in operations during the years ended May 31, 1997, 1996, and 1995 amounted to $(33,873), $335,371, and $823,049, respectively.

In September 1996, the Company renewed its agreement with Texas Commerce Bank of Dallas to provide a one-year revolving credit facility of up to $3 million, depending on the value of the borrowing base, as defined in the agreement. Borrowings under the agreement bear interest at either a Eurodollar-based rate plus 250 basis points or the bank's prime rate and are secured by the Company's accounts receivable and inventory. The agreement includes certain covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. As of May 31, 1997, the balance due under the revolving credit facility totaled $400,000 while the maximum available borrowings amounted to $2,955,700.

During 1996, the Company elected to purchase all the remaining shares of the Company's common stock held by a shareholder and former officer under an agreement allowing the shareholder to resell the stock to the Company at a price of $3.125 per share. The total cost of the transaction was $378,466 and allowed the Company to avoid certain expenses which would have exceeded the cost of funding the stock purchase. There are no other commitments on behalf of the Company to acquire its stock.

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

In February 1991, two officer/shareholders agreed to make available to the Company an unsecured, ten-year, standby line of credit of $500,000, available on demand and renewable annually. During 1992, $94,000 was advanced to the Company under the line of credit with an agreement to repay the amount over a five-year period. In 1997, an additional $80,000 was advanced to the Company under the line of credit with an agreement to repay the amount over a five-year period. During 1997, $12,402 was repaid to the officer/shareholders leaving $73,543 outstanding at May 31, 1997.

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

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted in 1997 basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.

In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

FORWARD LOOKING STATEMENTS

Certain statements contained in Management's Discussion and Analysis are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including, but not limited to, competitive pressures, inflation, currency exchange fluctuations, trade restrictions, changes in freight and postal rates, capital market conditions and other risks indicated in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page 10.

                           INOTEK TECHNOLOGIES CORP.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
Report of Independent Certified Public Accountants .......................................... 11

Financial Statements and Notes:

    Balance Sheets as of May 31, 1997 and 1996 .............................................. 12

    Statements of Operations for the Years Ended May 31, 1997, 1996, and 1995................ 13

    Statements of Shareholders' Equity for the Years Ended May 31, 1997, 1996, and 1995 ..... 14

    Statements of Cash Flows for the Years Ended May 31, 1997, 1996, and 1995 ............... 15

    Notes to Financial Statements ........................................................... 16

Schedule II-Valuation and Qualifying Accounts................................................ 25




All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
INOTEK Technologies Corp.



We have audited the accompanying balance sheets of INOTEK Technologies Corp. as of May 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INOTEK Technologies Corp. as of May 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of INOTEK Technologies Corp. for each of the three years in the period ended May 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP


Dallas, Texas
July 25,  1997

                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                           MAY 31
                                                                     1997           1996
                                                                ------------   ------------
                                    ASSETS
Current assets:
   Cash                                                         $    376,145   $    460,855
   Trade receivables, net of allowance for doubtful accounts
      of $45,182 in 1997 and $77,809 in 1996                       3,619,039      2,644,022
   Inventories                                                     2,178,744      2,002,231
   Deferred tax asset                                                 77,953         75,572
   Prepaid income tax                                                 13,660           --
   Prepaid expenses and other assets                                 165,240         96,588
                                                                ------------   ------------
Total current assets                                               6,430,781      5,279,268

Property and equipment, net                                          370,837        351,958
Goodwill, net of accumulated amortization of $518,417 in 1997
   and $452,509 in 1996                                            2,123,534      2,189,442
Other assets                                                          64,590         65,238
Deferred tax asset                                                   193,395        164,538
                                                                ------------   ------------
Total assets                                                    $  9,183,137   $  8,050,444
                                                                ============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade                                       $  1,865,089   $  1,423,116
   Accrued expenses                                                  776,153        669,126
   Income taxes payable                                                 --          110,777
   Current portion of notes payable, including indebtedness
      to shareholders of $13,833 in 1997 and $5,945 in 1996          413,833        305,945
                                                                ------------   ------------
Total current liabilities                                          3,055,075      2,508,964

Notes payable to shareholders                                         59,710           --

Shareholders' equity:
   Common shares, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - 4,354,088 in 1997 and 1996
      Outstanding shares - 4,354,088 in 1997 and 1996                 43,541         43,541
   Additional paid-in capital                                      3,299,546      3,299,546
   Retained earnings                                               2,725,265      2,198,393
                                                                ------------   ------------
Total shareholders' equity                                         6,068,352      5,541,480
                                                                ------------   ------------
Total liabilities and shareholders' equity                      $  9,183,137   $  8,050,444
                                                                ============   ============




                     The accompanying notes are an integral
                      part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF OPERATIONS

                                                             YEAR ENDED MAY 31
                                                    1997            1996            1995
                                                ------------    ------------    ------------
Net sales
   Products                                     $ 21,942,508    $ 21,845,102    $ 22,476,840
   Services                                        2,815,111       2,688,625       2,366,221
   Other                                                --              --            48,722
                                                ------------    ------------    ------------
                                                  24,757,619      24,533,727      24,891,783

Cost of sales
   Products                                       16,144,730      16,343,500      16,878,393
   Services                                        1,513,841       1,429,353       1,432,275
   Other                                                --              --            11,171
                                                ------------    ------------    ------------
                                                  17,658,571      17,772,853      18,321,839
                                                ------------    ------------    ------------
Gross margin                                       7,099,048       6,760,874       6,569,944

Operating expenses
   Sales and marketing                             3,288,072       3,466,482       4,671,618
   General and administrative                      2,866,477       2,915,663       2,452,723
                                                ------------    ------------    ------------
                                                   6,154,549       6,382,145       7,124,341
                                                ------------    ------------    ------------
Operating income (loss)                              944,499         378,729        (554,397)

Interest expense                                     (27,309)        (33,815)       (101,166)
                                                ------------    ------------    ------------
Earnings (loss) from continuing operations
   before income taxes                               917,190         344,914        (655,563)

Income tax provision (benefit)                       390,318         188,648        (187,632)
                                                ------------    ------------    ------------
Earnings (loss) from continuing operations           526,872         156,266        (467,931)

Discontinued operation
   Income from discontinued operation
      (less income taxes of $123,174)                   --              --           187,357
   Gain on sale of discontinued operation
      (less income taxes of $141,768)                   --              --           214,911
                                                ------------    ------------    ------------
Net earnings (loss)                             $    526,872    $    156,266    $    (65,663)
                                                ============    ============    ============

Per share:
   Earnings (loss) from continuing operations   $        .12    $        .04    $       (.10)
   Discontinued operation                               --              --               .09
                                                ------------    ------------    ------------
   Net earnings (loss)                          $        .12    $        .04    $       (.01)
                                                ============    ============    ============


                     The accompanying notes are an integral
                      part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                       STATEMENT OF SHAREHOLDERS' EQUITY


                                          Common Shares         Additional                      Treasury Shares
                                    -------------------------    Paid-in       Retained     -------------------------
                                      Shares         Amount      Capital       Earnings       Shares        Amount        Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at May 31, 1994               4,388,588   $    43,886   $ 3,399,204   $ 2,107,790       (30,000)  $   (94,469)  $ 5,456,411

    Stock options exercised              14,500           145        13,340          --            --            --          13,485
    Cancellation of treasury shares     (30,000)         (300)      (94,169)         --          30,000        94,469          --
    Acquisition of common shares        (19,000)         (190)      (18,829)         --            --            --         (19,019)
    Net loss                               --            --            --         (65,663)         --            --         (65,663)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at May 31, 1995               4,354,088        43,541     3,299,546     2,042,127          --            --       5,385,214

    Net earnings                           --            --            --         156,266          --            --         156,266
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at May 31, 1996               4,354,088        43,541     3,299,546     2,198,393          --            --       5,541,480

    Net earnings                           --            --            --         526,872          --            --         526,872
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at May 31, 1997               4,354,088   $    43,541   $ 3,299,546   $ 2,725,265          --     $      --     $ 6,068,352
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========





                     The accompanying notes are an integral
                       part of this financial statement.

                           INOTEK TECHNOLOGIES CORP.
                            STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED MAY 31
                                                            1997            1996            1995
                                                        ------------    ------------    ------------
OPERATING ACTIVITIES
 Net earnings (loss)                                    $    526,872    $    156,266    $    (65,663)
 Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
     Gain on sale of discontinued operation                     --              --          (356,679)
     Depreciation and amortization                           266,112         290,418         334,241
     Deferred taxes                                          (31,238)        (28,110)        (25,000)
     Provision for losses on accounts receivable              67,890          55,101            --
     Provision for inventory obsolescence                     94,439          36,670          47,841
     Net changes in operating assets and liabilities:
       Trade receivables                                  (1,042,907)        (34,727)        421,570
       Inventories                                          (270,952)        245,505         348,718
       Prepaid expenses and other assets                     (68,652)         18,805         (32,310)
       Accounts payable                                      441,973        (451,644)        195,890
       Income taxes payable                                 (124,437)        105,562        (313,649)
       Accrued expenses                                      107,027         (58,475)         57,766
     Discontinued operation                                     --              --           210,324
                                                        ------------    ------------    ------------
Net cash provided by (used in) operating activities          (33,873)        335,371         823,049

INVESTING ACTIVITIES
 Purchases of property and equipment                        (317,868)        (87,755)       (161,584)
 Decrease (increase) in capitalized service inventory         98,785         (38,738)        (74,164)
 Change in other assets                                          648         (21,248)         20,290
 Proceeds from asset sales                                      --              --            22,129
 Proceeds from sale of discontinued operation                   --              --           958,302
 Investing activities of discontinued operation                 --              --            40,832
                                                        ------------    ------------    ------------
Net cash provided by (used in) investing activities         (218,435)       (147,741)        805,805

FINANCING ACTIVITIES
 Increase (decrease) in bank borrowings                      100,000         100,000      (1,507,767)
 Exercise of stock options                                      --              --            13,485
 Increase (reduction) in notes payable                        67,598         (22,298)        (42,791)
 Purchase of treasury shares                                    --              --           (19,019)
 Purchase of redeemable common shares                           --          (381,276)       (225,000)
                                                        ------------    ------------    ------------
Net cash provided by (used in) financing activities          167,598        (303,574)     (1,781,092)
                                                        ------------    ------------    ------------
Decrease in cash                                             (84,710)       (115,944)       (152,238)
Cash at beginning of year                                    460,855         576,799         729,037
                                                        ------------    ------------    ------------
Cash at end of year                                     $    376,145    $    460,855    $    576,799
                                                        ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
      Interest                                          $     27,313    $     28,737    $    100,913
      Income taxes                                      $    546,372    $    111,178    $    338,242



                     The accompanying notes are an integral
                      part of these financial statements.

                           INOTEK TECHNOLOGIES CORP.

                         NOTES TO FINANCIAL STATEMENTS

                          MAY 31, 1997, 1996, AND 1995


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

          Goodwill and Intangible Assets

          The Company has classified as goodwill the cost in excess of fair value of the net assets of acquired companies. Goodwill is being amortized on a straight-line basis over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based on non-discounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at May 31, 1997. Noncompete agreements and other intangible assets are being amortized on a straight-line basis over the estimated lives of the individual assets, ranging from one to seven years. Accumulated amortization of noncompete agreements and other intangible assets was $665,398 at May 31, 1997 and 1996.

          Revenue Recognition

          Sales of products and services are recorded as products are shipped or services are rendered. Revenue earned on systems engineering contracts is reported using the percentage-of-completion method. The percentage of completion is based primarily on contract costs incurred to date as a percentage of the total estimated costs on an individual contract. Where there is a change in the estimated cost to complete a project, the Company recognizes the effect of the change in the period in which it becomes known. Charges are made to operations for any losses anticipated on individual contracts. Sales to one customer, Duke Energy Co., totaled approximately $3,045,941, $2,463,425, and $2,333,000 in 1997, 1996, and 1995, respectively.

                           INOTEK TECHNOLOGIES CORP.

     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Earnings per Share

          Earnings (loss) per share are computed by dividing net earnings
          (loss) by the weighted average number of shares of common stock outstanding and, where the effect is dilutive, common stock equivalents during the year. The weighted average number of shares of common stock outstanding and dilutive common stock equivalents for the years ended May 31, 1997, 1996 and 1995, were 4,543,121,
          4,430,084, and 4,521,218, respectively.

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

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

          Financial Instruments

          The carrying amounts for cash, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount reported for notes payable approximates fair value because substantially all of the instruments have variable interest rates which re-price frequently.

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

          Stock-Based Compensation

          Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by SFAS 123.

                           INOTEK TECHNOLOGIES CORP.

         Statement of Financial Accounting Standards Not Yet Adopted

         In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

     2.   DIVESTITURES AND ACQUISITIONS

          On March 16, 1995, the Company sold its Entronics division for cash proceeds of $958,302. The identifiable revenues and expenses related to the Entronics division have been reclassified on the accompanying statements of operations from their historical classification to separately identify them as net results from discontinued operations. Revenues of the Entronics division amounted to $809,113 in 1995.

          During 1990, the Company acquired INOTEK Corporation (INOTEK), a marketing and service company for instrumentation, process controls, information management, and systems engineering for approximately $3,000,000 in cash and common stock over a three-year period based upon INOTEK's future performance. During 1994, 61,538 additional shares of common stock valued at $50,000 were issued under the terms of the purchase agreement and were accounted for as an adjustment to the original purchase price. In addition, the purchase agreement provided that all shares issued in the acquisition could be resold to the Company at a price of $3.125 at a rate not to exceed 6,000 shares per month through January 1, 1997. During 1996, the Company elected to repurchase all remaining shares of stock subject to the repurchase option for a total cost of $378,466.

     3.   PROPERTY AND EQUIPMENT

          Property and equipment at May 31 consist of:

                                                                    1997            1996
                                                                ------------    ------------
          Furniture and fixtures                                $    800,186    $    802,125
          Service inventory                                          709,058         811,187
          Machinery and equipment                                    977,136         675,223
          Leasehold improvements                                      63,659          60,118
          Vehicles                                                    51,263          83,101
                                                                ------------    ------------
                                                                   2,601,302       2,431,754
          Accumulated depreciation and amortization               (2,230,465)     (2,079,796)
                                                                ------------    ------------
                                                                $    370,837    $    351,958
                                                                ============    ============

     4.   ACCRUED EXPENSES

          Accrued expenses at May 31, 1997 and 1996, include accrued compensation costs of $376,572 and $312,476, respectively.

                           INOTEK TECHNOLOGIES CORP.

     5.   NOTES PAYABLE

          Notes payable at May 31 consist of:

                                                              1997            1996
                                                         ------------    ------------
          Bank revolving credit agreement                $    400,000    $    300,000
          Notes payable to officer/shareholders                73,543           5,945
                                                         ------------    ------------
                                                              473,543         305,945
          Less current portion                                413,833         305,945
                                                         ------------    ------------
                                                         $     59,710    $       -
                                                         ============    ============


          The bank revolving credit agreement provides for borrowings up to $3,000,000, depending on the amount of the borrowing base, as defined ($2,955,700 maximum available borrowings at May 31, 1997), and bears interest at the bank's prime rate (8.75% at May 31, 1997). Alternatively, the Company may elect borrowings to bear interest at a Eurodollar-based rate plus 250 basis points; however, no borrowings are outstanding at May 31, 1997 at this rate. Borrowings are secured by all accounts receivable and inventory. The revolving credit agreement contains covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. The agreement expires on September 30, 1997.

          The notes payable to officers/shareholders are subordinated to the bank revolving credit agreement, bear interest at 9.25% annually, and are payable in quarterly installments of $5,041 through October 2001. The notes were drawn under an annually renewable ten-year standby line of credit of $500,000, provided by the officers/shareholders. During 1997, 1996, and 1995, the Company made payments under notes payable to shareholders totaling $12,402, $22,298, and $20,103, respectively.

     6.   LEASE COMMITMENTS

          The Company leases office and manufacturing space and equipment under various noncancelable lease agreements. Several of the space leases contain options for renewal or early termination. Total rent expense was $240,556, $315,719, and $322,089 for the years ended May 31,
          1997, 1996 and 1995, respectively. As of May 31, 1997, the future minimum rental payments are as follows:

                Year ending May 31
                ------------------
                     1998                                $    273,597
                     1999                                     158,392
                     2000                                     106,973
                     2001                                      17,312
                                                         ------------
                                                         $    556,274
                                                         ============

     7.   EMPLOYEE BENEFIT PLANS

          In 1987, the Company established the INOTEK Technologies Corp. 401(k) Savings Plan & Trust (the Plan) to provide eligible employees with a retirement savings plan. On January 1, 1993, the Plan was amended to allow employees to defer up to 15% of their compensation and provide for a matching contribution by the Company of up to 3% of each eligible employee's compensation. A vesting schedule was also adopted providing for participant's vesting in Company contributions over seven years with forfeitures allocated to remaining participants. All employees are eligible to participate in the Plan upon completing six months of service. The Company expensed $82,168, $80,852, and $75,312 for Plan contributions for the years ended May 31, 1997, 1996, and 1995, respectively.

                           INOTEK TECHNOLOGIES CORP.

     8.   INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1997 and 1996 are as follows:

                                                                   1997            1996
                                                               -----------      ----------
          Deferred tax assets:
             Allowance for doubtful accounts                   $    15,400      $   26,000
             Allowance for obsolete inventory                       39,600          36,000
             Property and equipment                                257,300         213,000
             Accrued expenses                                       29,400          13,000
             Inventory                                               8,700          13,000
                                                               -----------      ----------
                Total deferred tax assets                          350,400         301,000
             Valuation allowance for deferred tax assets           (67,652)        (48,890)
                                                               -----------      ----------
                Net deferred tax assets                            282,748         252,110
          Deferred tax liabilities:
             Prepaid insurance                                      11,400          12,000
                                                               -----------      ----------
                Total net deferred tax assets                  $   271,348      $  240,110
                                                               ===========      ==========

          Significant components of the provision for income taxes as of May 31 are as follows:

                                 1997            1996            1995
                             ------------    ------------    ------------
         Current:
             Federal         $    368,293    $    188,683    $   (137,787)
             State                 53,263          28,075         (24,845)
                             ------------    ------------    ------------
                                  421,556         216,758        (162,632)

          Deferred:
             Federal              (31,238)        (28,110)        (25,000)
                             ------------    ------------    ------------
                             $    390,318    $    188,648    $   (187,632)
                             ============    ============    ============

                           INOTEK TECHNOLOGIES CORP.

     8.   INCOME TAXES (CONTINUED)

          The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense (benefit) is as follows:

                                                           1997       1996       1995
                                                           ----       ----       ----
          Tax at U.S. statutory rates                       34 %        34%       (34)%
          Amortization of goodwill                           2           6          3
          State income taxes, net of federal benefit         6           8         (3)
          Stock repurchase                                   -           -          2
          Nondeductible sales expense                        3           7          -
          Other                                             (2)          -          3
                                                           ----       ----       ----
                                                             43%        55%       (29)%
                                                           ====       ====       ====


     9.   STOCK-BASED COMPENSATION PLANS

          The Company adopted an Incentive/Nonqualified Stock Option Plan (the 1987 Plan) in June 1987 and the INOTEK Technologies Corp. Stock Option Plan (the 1993 Plan) in October 1993 whereby the Company may grant up to 100,000 and 200,000, respectively, qualified and nonqualified incentive stock options to key employees, excluding employees who own more than 10% of the Company's outstanding stock. Options covering 19,750 shares of the Company's common stock granted under the 1987 Plan had an initial exercise price of $.93 per share and expire between 1999 and 2001. Options covering 96,000 shares of the Company's common stock granted under the 1993 Plan vest over four years, are exercisable over a ten year period from the date of issuance, had an initial exercise price of $1.06 per share, and expire between 2003 and 2005. At May 31, 1997, outstanding options for 19,750 and 43,250 shares were exercisable under the 1987 and 1993 Plans, respectively.

          In consideration of the standby letter of credit mentioned in Note 5, the Company granted the two officers/shareholders warrants to purchase common stock at an initial exercise price of $1 per share for 250,000 shares each or a total of 500,000 shares. The warrants expire on February 11, 2001.

          The exercise price of all options and warrants approximates the fair market value of the Company's common stock as of the date of grant. In December 1995, the exercise price of all options under both plans and warrants was reset to $.50 per share which represented the fair market value at the time.

          The Company has adopted only the disclosure provisions of SFAS 123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation costs for the Company's 1996 stock grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and net earnings per common share for 1997 and 1996 would approximate the pro forma amounts indicated below:

                                                1997            1996
                                                ----            ----
          Net earnings
             As reported                    $   526,872      $  156,266
             Pro forma                      $   520,403      $  153,301

          Earnings per common share
             As reported                    $       .12      $     .04
             Pro forma                      $       .12      $     .03

                           INOTEK TECHNOLOGIES CORP.

     9.   STOCK-BASED COMPENSATION PLANS (CONTINUED)

          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1995, expected volatility of 120%, risk-free rate of 5.6%, and expected life of 7 years. The weighted average fair value of options granted during 1996 was $.45.

          The following table summarizes activity under the Plans:

                                                                          Weighted
                                                        Shares under       average
                                                          option        exercise price
                                                        ------------    --------------
                     Balance at June 1, 1994               139,750          $ .50
                     Granted                                  -                -
                     Exercised                             (14,500)           .50
                     Canceled                              (58,000)           .50
                                                           -------          -----
                     Balance at May 31, 1995                67,250            .50

                     Granted                                57,500            .50
                     Exercised                                -                -
                     Canceled                               (9,000)           .50
                                                           -------          -----
                     Balance at May 31, 1996               115,750            .50

                     Granted                                  -                -
                     Exercised                                -                -
                     Canceled                                 -                -
                                                           -------          -----
                     Balance at May 31, 1997               115,750          $ .50
                                                           =======          =====


          Exercisable at May 31:


                                                         Weighted
                                       Shares under       average
                                         option        exercise price
                                       ------------    --------------
                     1996                  35,250          $ .50
                     1997                  63,000          $ .50

          The following information applies to options outstanding at May 31, 1997:

                                                 Weighted average             Weighted
                            Number             remaining contractual          average
     Exercise price      outstanding                  life                exercise price
     -----------------------------------------------------------------------------------
          $.50             115,750                 6.9 years                  $  .50

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on October 13, 1997 (the Proxy Statement) under the heading "Election of Directors," which information is incorporated herein by reference.

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

     (b)  REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter ended May 31, 1997.

     (c)  EXHIBITS

     Included as exhibits are the items listed in the Exhibit Index. The Company will furnish a copy of any of the exhibits below upon payment of $15.00 per exhibit to cover the costs to the Company of furnishing the exhibit.

  EXHIBIT
  NUMBER                             EXHIBITS
  -------                            --------
     2.0   Plan and Agreement of Merger dated as of June 30, 1989 by and between Entronics Inotek Acquisition Corporation and INOTEK
           Corporation (Filed on 8-K dated June 30, 1989).*

     2.1 Asset purchase agreement for Mill-Power Technologies and first amendment (Filed on 8-K dated April 16, 1990).*

     2.2   Second amendment to the asset purchase agreement for Mill-Power
           Technologies.*

     3.0   By-Laws of Entronics Inotek Acquisition Corporation.
           (Filed on 8-K dated June 30, 1989).*

     3.1 Amendment to Bylaws of Entronics Inotek Acquisition Corporation for name change.*

     3.2   Certificate of Ownership and Merger merging INOTEk Technologies Corp.
           into Entronics Corporation.*

    27.0   Financial Data Schedule

--------------
* Previously filed

                           INOTEK TECHNOLOGIES CORP.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1997, 1996, AND 1995

                                                                          Additions
                                            Balance at      Charged to    Charged to                      Balance at
                                             Beginning      Costs and       Other                           End of
          Description                         of Year        Expenses      Accounts       Deductions         Year
          -----------                        ---------      ---------     ---------       ----------      ---------
Allowance for doubtful accounts

            1997                             $  77,809      $  67,890     $    -          $ 100,517       $  45,182

            1996                             $  25,770      $  55,101     $  57,097       $  60,159       $  77,809

            1995                             $  56,714      $     -       $  21,400       $  52,344       $  25,770


Note: During 1997, 1996 and 1995, additions charged to other accounts consist of certain reclassifications. Deductions consist of the write-off of uncollectible accounts, net of recoveries.



                                                                     Additions
                                       Balance at      Charged to    Charged to                      Balance at
                                        Beginning      Costs and       Other                           End of
     Description                         of Year        Expenses      Accounts       Deductions         Year
     -----------                        ---------      ---------     ---------       ----------      ---------
Allowance for inventory obsolescence

           1997                         $ 104,789      $  94,439     $     -         $  82,642       $ 116,586

           1996                         $  93,689      $  36,670     $     -         $  25,570       $ 104,789

           1995                         $  58,938      $  47,841     $      -        $  13,090       $  93,689


Note: Deductions consist of the write-off of inventory determined to be obsolete.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INOTEK Technologies Corp.
                                             (Registrant)


By: /s/ Neal E. Young
   ----------------------------------
Neal E. Young, August 28, 1997
(Chairman of the Board)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Wilson J. Prokosch
------------------------------------
Wilson J. Prokosch, August 28, 1997
(Director)


/s/ R. Lee Simpson
------------------------------------
R. Lee Simpson, August 28, 1997
(Chief Financial Officer)


/s/ Dennis W. Stone
------------------------------------
Dennis W. Stone,  August 28, 1997
(Director, President)


/s/ David L. White
------------------------------------
David L. White, August 28, 1997
(Director, Chief Executive Officer)


/s/ Neal E. Young
------------------------------------
Neal E. Young, August 28, 1997
(Chairman of the Board)

  EXHIBIT
  NUMBER                         EXHIBIT INDEX
  -------                        -------------
     2.0   Plan and Agreement of Merger dated as of June 30, 1989 by and between Entronics Inotek Acquisition Corporation and INOTEK
           Corporation (Filed on 8-K dated June 30, 1989).*

     2.1 Asset purchase agreement for Mill-Power Technologies and first amendment (Filed on 8-K dated April 16, 1990).*

     2.2   Second amendment to the asset purchase agreement for Mill-Power
           Technologies.*

     3.0   By-Laws of Entronics Inotek Acquisition Corporation.
           (Filed on 8-K dated June 30, 1989).*

     3.1 Amendment to Bylaws of Entronics Inotek Acquisition Corporation for name change.*

     3.2   Certificate of Ownership and Merger merging INOTEk Technologies Corp.
           into Entronics Corporation.*

    27.0   Financial Data Schedule

--------------
* Previously filed