Form 10-Q
period 1997-08-31
INOTEK TECHNOLOGIES CORP
filed 1997-10-08
CIK 818017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended August 31, 1997                    Commission File
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

                                                        Yes [X]    No [ ]

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of August 31, 1997.

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

     Item 1. Financial Statements:

        Balance Sheets as of August 31, 1997 (unaudited) and May 31, 1997.........................................1

        Statements of Income for the Three Months Ended August 31, 1997
           and August 31, 1996 (unaudited) .......................................................................2

        Statements of Income for the Three Months Ended August 31, 1997
           and August 31, 1996 (unaudited) .......................................................................3

        Statements of Cash Flows for the Three Months Ended August 31, 1997
           and August 31, 1996 (unaudited) .......................................................................4

        Notes to Financial Statements.............................................................................5

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ......................................................................6

Part II.  Other Information

     Item 1. Legal Proceedings....................................................................................7

     Item 4. Submission of Matters to a Vote of Security Holders..................................................7

     Item 6. Exhibits and Reports on Form 8-K.....................................................................7

Signatures     ...................................................................................................8

Index to Exhibits
     Exhibit (20)-Report Furnished to Security Holders............................................................9

                           INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS


                                                                      AUGUST 31     MAY 31
                                                                        1997         1997
                                                                     ----------   ----------
                                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                        $  435,746   $  376,145
    Trade receivables, net of allowance for doubtful accounts
        of $57,957 at August 31 and $45,182 at May 31                 2,840,125    3,619,039
    Inventories                                                       2,639,547    2,178,744
    Deferred taxes                                                       94,946       77,953
    Prepaid income taxes                                                     --       13,660
    Prepaid expenses and other assets                                   148,719      165,240
                                                                     ----------   ----------
Total current assets                                                  6,159,083    6,430,781

Property and equipment, net                                             472,740      370,837
Goodwill, net of accumulated amortization of $534,895 at
    August 31 and $518,417 at May 31                                  2,107,056    2,123,534
Other assets                                                             57,445       64,590
Deferred taxes                                                          161,968      193,395
                                                                     ----------   ----------
Total assets                                                         $8,958,292   $9,183,137
                                                                     ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $1,923,222   $1,865,089
    Accrued expenses                                                    654,428      776,153
    Income taxes payable                                                  3,970           --
    Current portion of notes payable including indebtedness to
        shareholders of $10,493 at August 31 and $13,833 at May 31      210,493      413,833
                                                                     ----------   ----------
Total current liabilities                                             2,792,113    3,055,075

Notes payable to shareholders                                            59,710       59,710

Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued shares - 4,354,088 at August 31 and at May 31
        Outstanding shares - 4,354,088 at August 31 and  May 31          43,541       43,541
Additional paid-in-capital                                            3,299,546    3,299,546
Retained earnings                                                     2,763,382    2,725,265
                                                                     ----------   ----------
Total shareholders' equity                                            6,106,469    6,068,352
                                                                     ----------   ----------
Total liabilities and shareholders' equity                           $8,958,292   $9,183,137
                                                                     ==========   ==========


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                        AUGUST 31      AUGUST 31
                                          1997           1996
                                      ------------    ------------
Net Sales:
    Products                          $  5,514,687    $  5,096,791
    Services                               656,556         648,533
                                      ------------    ------------
                                         6,171,243       5,745,324

Cost of sales:
    Products                             4,070,425       3,691,618
    Services                               331,923         338,390
                                      ------------    ------------
                                         4,402,348       4,030,008
                                      ------------    ------------
Gross margin                             1,768,895       1,715,316

Operating expenses:
    Sales and marketing                    895,805         808,209
    General and administrative             785,223         705,315
                                      ------------    ------------
                                         1,681,028       1,513,524
                                      ------------    ------------
Operating income                            87,867         201,792

Interest expense                            (7,131)         (7,109)
                                      ------------    ------------
Earnings before income taxes                80,736         194,683

Income tax provision                        42,619          89,161
                                      ------------    ------------
Net earnings                          $     38,117    $    105,522
                                      ============    ============


Net earnings per share                $        .01    $        .02
                                      ============    ============

Weighted average shares outstanding      4,643,434       4,571,058
                                      ============    ============



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         AUGUST 31
                                                                     1997          1996
                                                                  ----------    ----------
Operating Activities
   Net earnings                                                   $   38,117    $  105,522

   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                                64,455        84,945
         Deferred taxes                                               14,434         7,266
         Net changes in operating assets and liabilities:
            Accounts receivable                                      778,914      (237,823)
            Inventories                                             (460,803)      (44,143)
            Prepaid expenses and other assets                         16,521        15,440
            Accounts payable                                          58,133        97,010
            Accrued expenses                                        (121,725)     (138,055)
            Income tax payable                                        17,630         2,826
                                                                  ----------    ----------
Net cash provided by operating activities                            405,676      (107,012)

INVESTING ACTIVITIES
   Purchase of property and equipment                               (112,960)     (105,051)
   Increase in other assets                                            7,146       (11,506)
   Decrease (increase) in capitalized service inventory              (36,921)       (2,509)
                                                                  ----------    ----------
Net cash used in investing activities                               (142,735)     (119,066)

FINANCING ACTIVITIES
   Net change in bank borrowings                                    (200,000)      100,000
   Net increase (decrease) in notes payable                           (3,340)       (5,945)
                                                                  ----------    ----------
Net cash used in financing activities                               (203,340)       94,055
                                                                  ----------    ----------
Change in cash and cash equivalents                                   59,601      (132,023)
Cash and cash equivalents, beginning of period                       376,145       460,855
                                                                  ----------    ----------
Cash and cash equivalents, end of period                          $  435,746    $  328,832
                                                                  ==========    ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                 $    5,768    $    8,754
         Income taxes                                             $   10,555    $   79,162



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1997
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 1997.

2.    LONG-TERM DEBT

      On September 30, 1997, the Company extended its bank revolving credit agreement through September 30, 1998 under the same terms as its previous agreement.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

The Company's sales increased 7.4% to $6,171,243 for the first quarter ended August 31, 1997 from $5,745,324 for the first quarter of the prior year. The increase during the quarter was the result of increased volume sales in the Company's distribution operation. Gross margin as a percent of sales decreased from 29.9% during the first quarter of fiscal year 1997 to 28.7% for the first quarter of the current fiscal year primarily due to continued price competition.

Sales and marketing costs during the first quarter of fiscal year 1998 increased by 11% or $87,596 as compared with the first quarter of the previous year. General and administrative costs also increased by 11% or $79,908 during the first quarter ending August 31, 1997 as compared with August 31, 1996. Expenses increased primarily due to increased headcount and the opening of our Kansas City office.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $435,746 and $376,145 at August 31, 1997 and May 31, 1997, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $200,000 at August 31, 1997 and $400,000 at May 31, 1997. At August 31, 1997 the maximum available borrowings under the revolving credit facility amounted to $2,243,711. The Company's current assets exceeded its current liabilities at August 31, 1997 and May 31, 1997 by $3,366,970 and $3,375,706, respectively.

The Company's funding requirements during the quarter were met through cash on hand, cash provided by operations and borrowings against INOTEK's revolving credit agreement. During September, 1997, the Company extended its revolving credit agreement with Texas Commerce Bank for one year under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of August 31, 1997.

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


                                        INOTEK TECHNOLOGIES CORP.
                                        (REGISTRANT)



Date:  October 8, 1997                  /s/ David L. White
                                        ---------------------------------------
                                            (Officer)
                                            David L. White
                                            Chief Executive Officer




Date:  October 8, 1997                  /s/ R. Lee Simpson
                                        ---------------------------------------
                                            (Officer)
                                            R. Lee Simpson
                                            Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

  20           Report furnished to security holders.

  27           Financial Data Schedule.