Form 10-Q
period 1997-11-30
INOTEK TECHNOLOGIES CORP
filed 1998-01-14
CIK 818017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



      For Quarter Ended November 30, 1997                Commission File
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

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of November 30, 1997.

                            INOTEK TECHNOLOGIES CORP.


                                      INDEX

                                                                                 Page
                                                                                  No.
                                                                                 ----

Part I. Financial information

     Item 1. Financial Statements:

          Balance Sheets as of November 30, 1997 (unaudited) and
               May 31, 1997 .................................................    1

          Statements of Income for the Three Months Ended November 30,
               1997 and November 30, 1996 (unaudited) .......................    2

          Statements of Income for the Six Months Ended November 30,
               1997 and November 30, 1996 (unaudited) .......................    3

          Statements of Cash Flows for the Six Months Ended November 30,
               1997 and November 30, 1996 (unaudited) .......................    4

          Notes to Financial Statements .....................................    5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................    6

Part II.  Other Information

     Item 1. Legal Proceedings ..............................................    7

     Item 4. Submission of Matters to a Vote of Security Holders ............    7

     Item 6. Exhibits and Reports on Form 8-K ...............................    7

Signatures ..................................................................    8

Index to Exhibits
     Exhibit (20)-Report Furnished to Security Holders ......................    9

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS


                                                      NOVEMBER 30      MAY 31
                                                          1997          1997
                                                      (UNAUDITED)
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  132,053     $  376,145
  Trade receivables, net of allowance
     for doubtful accounts of $72,777
     at November 30 and $45,182 at May 31              3,831,999      3,619,039
        Inventories                                    2,794,340      2,178,744
        Deferred taxes                                   169,764         77,953
        Prepaid income taxes                                --           13,660
        Prepaid expenses and other assets                157,101        165,240
-------------------------------------------------------------------------------
Total current assets                                   7,085,257      6,430,781

Property and equipment, net                              511,109        370,837
Goodwill, net of accumulated amortization of
  $551,372 at November 30 and $518,417 at May 31       2,090,579      2,123,534
Other assets                                              56,951         64,590
Deferred taxes                                           160,867        193,395
-------------------------------------------------------------------------------
Total assets                                          $9,904,763     $9,183,137
===============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $2,365,671     $1,865,089
  Accrued expenses                                       998,239        776,153
  Income taxes payable                                   133,777            --
  Current portion of notes payable
    including indebtedness to
    shareholders of $14,480 at November
    30 and $13,833 at May 31                             214,480        413,833
-------------------------------------------------------------------------------
Total current liabilities                              3,712,167      3,055,075

Notes payable to shareholders                             52,305         59,710

Shareholders' equity:
   Common shares, $.01 par value:
      Authorized shares, 10,000,000
      Issued shares - 4,354,088 at November 30
         and at May 31
      Outstanding shares - 4,354,088 at
         November 30 and  May 31                          43,541         43,541
Additional paid-in-capital                             3,299,546      3,299,546
Retained earnings                                      2,797,204      2,725,265
-------------------------------------------------------------------------------
Total shareholders' equity                             6,140,291      6,068,352
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $9,904,763     $9,183,137
===============================================================================

                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                        NOVEMBER 30       NOVEMBER 30
                                           1997              1996
--------------------------------------------------------------------
Net Sales
    Products                            $ 6,688,911      $ 5,449,181
    Services                                644,884          662,691
--------------------------------------------------------------------
                                          7,333,795        6,111,872

Cost of Sales:
    Products                              5,021,239        3,939,178
    Services                                330,832          380,138
--------------------------------------------------------------------
                                          5,352,071        4,319,316
--------------------------------------------------------------------
Gross Margin                              1,981,724        1,792,556

Operating Expenses:
    Sales and Marketing                     943,755          813,094
    General and Administrative              937,926          738,086
--------------------------------------------------------------------
                                          1,881,681        1,551,180
--------------------------------------------------------------------
Operating Income                            100,043          241,376

Interest Expense                             (5,921)          (7,767)
--------------------------------------------------------------------
Earnings before income taxes                 94,122          233,609

Income tax provision                         60,300          108,004
--------------------------------------------------------------------
Net earnings                            $    33,822      $   125,605
====================================================================
Net earnings per share                  $       .01      $       .03
====================================================================
Weighted average shares outstanding       4,643,069        4,510,638
====================================================================

                         See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                            SIX MONTHS ENDED
                                     NOVEMBER 30       NOVEMBER 30
                                          1997             1996
---------------------------------------------------------------------
Net Sales
    Products                          $12,203,598       $10,545,972
    Services                            1,301,440          1,311,224
--------------------------------------------------------------------
                                       13,505,038         11,857,196
Cost of Sales:
    Products                            9,091,664          7,630,796
    Services                              662,755            718,528
--------------------------------------------------------------------
                                        9,754,419          8,349,324
--------------------------------------------------------------------
Gross Margin                            3,750,619          3,507,872

Operating expenses:
    Sales and Marketing                 1,839,560         1,621,303
    General and Administrative          1,723,149         1,443,401
-------------------------------------------------------------------
                                        3,562,709         3,064,704
-------------------------------------------------------------------
Operating Income                          187,910           443,168

Interest Expense                          (13,052)          (14,876)
-------------------------------------------------------------------
Earnings before income taxes              174,858           428,292
Income tax provision                      102,919           197,165
-------------------------------------------------------------------
Net earnings                           $   71,939        $  231,127
===================================================================
Net earnings per share                 $      .02        $      .05
===================================================================
Weighted average shares outstanding     4,643,357         4,542,923
===================================================================


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                         NOVEMBER 30
                                                  1997                 1996
--------------------------------------------------------------------------------
Operating Activities
  Net Earnings                                    $  71,939            $ 231,127
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
  Depreciation and amortization                     110,846              163,932
  Deferred Taxes                                    (59,283)
  Net Changes in Operating Assets and
    liabilities
    Accounts Receivable                            (212,960)            (215,290)
    Inventories                                    (615,596)              (3,596)
    Prepaid expenses and other assets                 8,139              (87,813)
    Accounts payable                                500,582               85,428
    Accrued expenses                                222,086               61,720
    Income tax payable                              147,437               51,707
--------------------------------------------------------------------------------
Net cash provided by operating activities           173,190              283,786

Investing activities
    Purchase of property and equipment             (160,848)            (173,718)
    Increase in other assets                          7,640               (9,672)
    Decrease (increase) in capitalized
      service inventory                             (57,316)              63,257
--------------------------------------------------------------------------------
Net cash used in investing activities              (210,524)            (120,133)

Financing Activities
   Net change in bank borrowings                   (200,000)            (100,000)
   Net increase (decrease) in notes payable          (6,758)              74,055
--------------------------------------------------------------------------------
Net cash used in financing activities              (206,758)             (25,945)
--------------------------------------------------------------------------------
Change in cash and cash equivalents                (244,092)             137,708
Cash and cash equivalents, beginning of period      376,145              460,855
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period          $ 132,053            $ 598,563
================================================================================


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                    $   9,687            $   7,700
      Income taxes                                $  20,890            $  70,000



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1997
                                   (UNAUDITED)

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

The Company's sales increased 20% to $7,333,795 for the second quarter ended November 30, 1997 from $6,111,872 for the second quarter of the prior year. The increase during the quarter was the result of increased volume sales in the Company's distribution operation. Gross margin as a percent of sales decreased from 29.3% during the second quarter of fiscal year 1997 to 27.0% for the second quarter of the current fiscal year primarily due to continued price competition and reductions in our Duke service contract.

Sales and marketing costs during the second quarter of fiscal year 1998 increased by 16% or $130,661 as compared with the second quarter of the previous year. General and administrative costs also increased by 27% or $199,840 during the second quarter ending November 30, 1997 as compared with November 30, 1996. Expenses increased primarily due to increased headcount and the opening of our Kansas City office.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $132,053 and $376,145 at November 30, 1997 and May 31, 1997, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $200,000 at November 30, 1997 and $400,000 at May 31, 1997. At November 30, 1997 the maximum available borrowings under the revolving credit facility amounted to $2,800,000. The Company's current assets exceeded its current liabilities at November 30, 1997 and May 31, 1997 by $3,373,090 and $3,375,706, respectively.

The Company's funding requirements during the quarter were met through cash on hand, cash provided by operations and borrowings against INOTEK's revolving credit agreement. During September, 1997, the Company extended its revolving credit agreement with Texas Commerce Bank for one year under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of November 30, 1997.

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


                                    INOTEK TECHNOLOGIES CORP.
                                    (REGISTRANT)



Date:  January 14, 1998              /s/  DAVID L. WHITE
                                    --------------------------------
                                    (Officer)
                                    Chief Executive Officer




Date:  January 14, 1998             /s/  SUSAN I. WILLIAMSON
                                    --------------------------------
                                    (Officer)
                                    Susan I. Williamson
                                    Controller/Treasurer

                                 EXHIBIT INDEX



EXHIBIT
 NUMBER              DESCRIPTION
--------             -----------

  20                Report furnished to security holders

  27                Financial Data Schedule