Form 10-Q
period 1998-02-28
INOTEK TECHNOLOGIES CORP
filed 1998-04-14
CIK 818017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



       For Quarter Ended February 28, 1998              Commission File
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

                                                            Yes  [x]   No  [ ]

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of February 28, 1998.

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

     Item 1. Financial Statements:
        Balance Sheets as of February 28, 1998 (unaudited) and May 31, 1997....................1

        Statements of Income for the Three Months Ended February 28, 1998
           and February 28, 1997 (unaudited)...................................................2

        Statements of Income for the Nine Months Ended February 28, 1998
           and February 28, 1997 (unaudited)...................................................3

        Statements of Cash Flows for the Nine Months Ended February 28, 1998
           and February 28, 1997 (unaudited) ..................................................4

        Notes to Financial Statements..........................................................5

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................................................6

Part II.  Other Information

     Item 1. Legal Proceedings.................................................................7

     Item 4. Submission of Matters to a Vote of Security Holders...............................7

     Item 6. Exhibits and Reports on Form 8-K..................................................7

Signatures ....................................................................................8

Index to Exhibits
     Exhibit (20)-Report Furnished to Security Holders.........................................9

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                         FEBRUARY 28         MAY 31
                                                                            1998              1997
                                                                        (UNAUDITED)
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $   396,647       $    376,145
    Trade receivables, net of allowance for doubtful accounts
        of $64,967 at February 28 and $45,182 at May 31                   3,086,368          3,619,039
    Inventories                                                           2,815,034          2,178,744
    Deferred taxes                                                          140,065             77,953
    Prepaid income taxes                                                       --               13,660
    Prepaid expenses and other assets                                       139,803            165,240
------------------------------------------------------------------------------------------------------
Total current assets                                                      6,577,917          6,430,781

Property and equipment, net                                                 502,149            370,837
Goodwill, net of accumulated amortization of $556,864 at
    February 28 and $518,417 at May 31                                    2,074,101          2,123,534
Other assets                                                                 59,164             64,590
Deferred taxes                                                              141,502            193,395
------------------------------------------------------------------------------------------------------
Total assets                                                            $ 9,354,833       $  9,183,137
======================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $ 2,045,051       $  1,865,089
    Accrued expenses                                                        869,328            776,153
    Income taxes payable                                                     59,416              -
    Current portion of notes payable including indebtedness to
        shareholders of $13,833 at May 31                                   200,000            413,833
------------------------------------------------------------------------------------------------------
Total current liabilities                                                 3,173,795          3,055,075

Notes payable to shareholders                                                  -                59,710

Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued shares - 4,354,088 at February 28 and at May 31
        Outstanding shares - 4,354,088 at February 28 and  May 31            43,541             43,541
Additional paid-in-capital                                                3,299,546          3,299,546
Retained earnings                                                         2,837,951          2,725,265
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                6,181,038          6,068,352
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $ 9,354,833       $  9,183,137
======================================================================================================

                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                       FEBRUARY 28       FEBRUARY 28
                                                           1998             1997
------------------------------------------------------------------------------------
Net Sales:
    Products                                          $ 5,384,001       $  5,370,857
    Services                                              564,140            772,539
------------------------------------------------------------------------------------
                                                        5,948,141          6,143,396
Cost of sales:
    Products                                            3,804,568          3,934,829
    Services                                              277,744            435,882
------------------------------------------------------------------------------------
                                                        4,082,312          4,370,711
------------------------------------------------------------------------------------
Gross margin                                            1,865,829          1,772,685

Operating expenses:
    Sales and marketing                                   907,429            802,290
    General and administrative                            878,193            744,460
------------------------------------------------------------------------------------
                                                        1,785,622          1,546,750
------------------------------------------------------------------------------------
Operating income                                           80,207            225,935

Interest expense                                           (5,842)            (4,170)
------------------------------------------------------------------------------------
Earnings before income taxes                               74,365            221,765

Income tax provision                                       33,618            102,375
------------------------------------------------------------------------------------
Net earnings                                          $    40,747       $    119,390
====================================================================================

Net earnings per share                                $       .01       $       .03
====================================================================================

Weighted average shares outstanding                     4,604,157          4,373,637
====================================================================================


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                             FEBRUARY 28        FEBRUARY 28
                                                                 1998              1997
-------------------------------------------------------------------------------------------
Net Sales:
    Products                                                 $17,587,599        $ 15,916,829
    Services                                                   1,865,580           2,083,763
------------------------------------------------------------------------------- ------------
                                                              19,453,179          18,000,592
Cost of sales:
    Products                                                  12,896,232          11,565,625
    Services                                                     940,499           1,154,410
------------------------------------------------------------------------------- ------------
                                                              13,836,731          12,720,035
------------------------------------------------------------------------------- ------------
Gross margin                                                   5,616,448           5,280,557

Operating expenses:
    Sales and marketing                                        2,746,989           2,423,593
    General and administrative                                 2,601,342           2,187,861
------------------------------------------------------------------------------- ------------
                                                               5,348,331           4,611,454
------------------------------------------------------------------------------- ------------
Operating income                                                 268,117             669,103

Interest expense                                                 (18,894)            (19,046)
------------------------------------------------------------------------------- ------------
Earnings before income taxes                                     249,223             650,057

Income tax provision                                             136,537             299,540
------------------------------------------------------------------------------- ------------
Net earnings                                                 $   112,686        $    350,517
=============================================================================== ============

Net earnings per share                                       $       .02         $       .08
=============================================================================== ============

Weighted average shares outstanding                            4,625,330           4,377,509
============================================================================================


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           FEBRUARY 28
                                                                   1998                 1997
------------------------------------------------------------------------------------------------
Operating Activities
   Net earnings                                                      112,686        $    350,517

   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                               177,240             242,066
         Deferred taxes                                              (10,219)            (13,626)
         Net changes in operating assets and liabilities
            Accounts receivable                                      532,671            (641,757)
            Inventories                                             (636,290)           (144,051)
            Prepaid expenses and other assets                         25,437            (133,936)
            Accounts payable                                         179,962             399,447
            Accrued expenses                                          93,175             160,243
            Income tax payable                                        73,076              64,131
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            547,738             283,034

INVESTING ACTIVITIES
   Purchase of property and equipment                               (240,233)           (195,112)
   Increase in other assets                                            5,427              (9,178)
   Decrease (increase) in capitalized service inventory              (18,887)             67,525
------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (253,693)           (136,765)

FINANCING ACTIVITIES
   Net change in bank borrowings                                    (200,000)           (100,000)
   Net increase (decrease) in notes payable                          (73,543)             74,055
------------------------------------------------------------------------------------------------
Net cash used in financing activities                               (273,543)            (25,945)
------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                   20,502             120,324
Cash and cash equivalents, beginning of period                       376,145             460,855
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $    396,647        $    581,179
================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                               $     14,163        $      6,440
         Income taxes                                           $     79,805        $    100,148


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 1998
                                   (UNAUDITED)

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

The Company's sales decreased 3% to $5,948,141 for the third quarter ended February 28, 1998 from $6,143,396 for the third quarter of the prior year. The decrease during the quarter was due primarily to the reduction in the service contract with Duke Energy. We were notified by Duke Energy that it was cancelling maintenance service on most equipment under contract with INOTEK, effective March 1, 1998. The contract with Duke Energy was implemented December 1, 1993 and is set to expire November 30, 1998. The reduction in the contract from March 1, 1998 through November 30, 1998 is approximately $700,000. Although we are planning to reduce expenses as a result of this contract reduction, it is unlikely that we will be able to operate profitably for at least several quarters. Gross margin as a percent of sales increased from 28.9% during the third quarter of fiscal year 1997 to 31.4% for the third quarter of the current fiscal year primarily due to reductions in cost associated with the Duke service contract.

Sales and marketing costs during the third quarter of fiscal year 1998 increased by 13.1% or $105,139 as compared with the third quarter of the previous year. General and administrative costs also increased by 18.0% or $133,733 during the third quarter ending February 28, 1998 as compared with February 28, 1997. Expenses increased primarily due to increased compensation costs and increased marketing costs.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $396,647 and $376,145 at February 28, 1998 and May 31, 1997, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $200,000 at February 28, 1998 and $400,000 at May 31, 1997. At February 28, 1998 the maximum available borrowings under the revolving credit facility amounted to $2,564,000. The Company's current assets exceeded its current liabilities at February 28, 1998 and May 31, 1997 by $3,404,122 and $3,375,706, respectively.

The Company's funding requirements during the quarter were met through cash on hand, cash provided by operations and borrowings against INOTEK's revolving credit agreement. During September, 1997, the Company extended its revolving credit agreement with Texas Commerce Bank for one year under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of February 28, 1998.

FORWARD LOOKING STATEMENT

This report contains forward looking statements which are subject to various risks and uncertainties. The Company's actual results could differ from those anticipated in forward looking statements as a result of numerous factors which may be beyond the Company's control.

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


                                            INOTEK TECHNOLOGIES CORP.
                                            (REGISTRANT)



Date:  April 14, 1998                        /s/ DAVID L. WHITE
                                             -----------------------
                                             (Officer)
                                             David L. White
                                             Chief Executive Officer




Date:  April 14, 1998                        /s/ SUSAN I. WILLIAMSON
                                             -----------------------
                                             (Officer)
                                             Susan I. Williamson
                                             Controller/Treasurer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

Exhibit 20.0             Inotek Technologies Corp.
                         Report furnished to Security Holders

Exhibit 27.0             Financial Data Schedule