Form 10-K
period 1998-05-31
INOTEK TECHNOLOGIES CORP
filed 1998-08-31
CIK 818017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended May 31, 1998            Commission File Number-0-16101


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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 17, 1998 was $989,287.

Shares of Common Stock outstanding at August 17, 1998 were 4,354,088.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following document are incorporated by reference into the indicated part of this report: Proxy statement for annual meeting of shareholders to be held October 12, 1998 which will be filed with the Securities and Exchange Commission on September 8, 1998----Part III.

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

MAJOR CUSTOMERS

INOTEK, through the purchase of Mill-Power Technologies in April 1990, has been able to develop its marketing of service contracts on office and industrial equipment. Pursuant to this acquisition, the Company has one major customer for this service, Duke Energy Co. Sales to this customer for fiscal 1998 for industrial equipment and service contracts were $1,439,652.

MARKETING

At May 31, 1998, INOTEK had a sales force of 39 employees marketing in 21 southern and midwestern states. INOTEK's success as a high profile distributor/representative of medium-to-high technological products has been made possible through the establishment and cultivation of relationships with well known product vendors. Already well established in the southwest, INOTEK expanded into the midwest through the purchase of Pacific Indicator Company in August 1989; into the south and southeast in November 1989, through the acquisition of the Sesco Division of Austin-based Quinstar, Inc. and in April 1990, into Virginia, and North and South Carolina through the acquisition of Mill-Power Technologies, an affiliate of Charlotte-based Duke Power Company. In addition, INOTEK publishes a catalogue that is distributed widely to current and potential customers.

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

EMPLOYEES

At May 31, 1998, INOTEK had 76 full time employees. INOTEK's employees are not covered by collective bargaining agreements and management believes that its employee relations are good.

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

INOTEK also has branch offices in the following locations:

                 Houston, Texas                     Chicago, Illinois
                 Tulsa, Oklahoma                    Charlotte, North Carolina
                 Kansas City, Missouri

ITEM 3.  LEGAL PROCEEDINGS

None pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended May 31, 1998.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

On June 8, 1998 the Company's Common Stock was delisted from the National Association of Security Dealer's, Inc. Automatic Quotation System (NASDAQ) Small Cap Market due to the inability of the stock to trade above the minimum bid price of $1.00. As of June 9, 1998, the stock has been listed on the bulletin board under the symbol INTK. The following table sets forth the quarterly high and low prices reported on the NASDAQ Small Cap Market for the years ended May 31, 1998 and 1997.

                             QUARTERLY STOCK PRICES
                            FISCAL YEARS ENDED MAY 31

                                                              1998                             1997
                                                 --------------------------------------------------------------
                                                      High            Low             High              Low
                                                 --------------------------------------------------------------
              June - Aug                            1-5/16           25/32           1-5/32            19/32
              Sep  - Nov                            1-9/32           25/32             7/8              1/2
              Dec  - Feb                            1-1/16           11/16             7/8              1/2
              Mar  - May                            1-7/32           15/32           1-1/32            21/32

At August 17, 1998, 4,354,088 shares of the Company's Common Stock were issued and outstanding to 967 holders of record.

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

                            Fiscal Year Ended May 31
                          (000's except per share data)


                                                     1998         1997         1996         1995          1994
----------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Net sales                                          $ 25,458     $ 24,758     $ 24,534     $ 24,892      $ 27,997

Gross profit                                          7,251        7,099        6,761        6,570         8,278

Earnings (loss) from continuing operations
    before income taxes, extraordinary credit
    and cumulative effect of accounting change          323          917          345         (656)          525

Earnings (loss) from continuing operations
    before extraordinary credit and cumulative
    effect of accounting change                         177          527          156         (468)          282

Net earnings (loss)                                     177          527          156          (66)          815


Basic
Earnings (loss) from continuing operations
    before extraordinary credit and cumulative
    effect of accounting change                         .04          .12          .04         (.11)          .06
Net earnings (loss)                                     .04          .12          .04         (.02)          .18

Diluted
Earnings (loss) from continuing operations
    before extraordinary credit and cumulative
    effect of accounting change                         .04          .12          .04         (.11)          .06
Net earnings (loss)                                     .04          .12          .03         (.02)          .17

BALANCE SHEET DATA:
Total assets                                          8,753        9,183        8,050        8,602        10,509

Long-term obligations (including redeemable
    common stock)                                        --           60           --          387           635

Shareholders' equity                                  6,245        6,068        5,541        5,385         5,456

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
1998 VS. 1997

Sales increased by 2.8% to $25,458,442 in 1998 from $24,757,619 in 1997, due primarily to higher distribution revenues from higher unit volume. Product sales increased 6.3% to $23,318,544 in 1998 from $21,942,508 in 1997 while service revenues decreased by 24% to $2,139,898 in 1998 from $2,815,111 in 1997. We were notified by Duke Energy that is was cancelling maintenance service on most equipment under contract with INOTEK, effective March 1, 1998. The contract with Duke Energy was implemented December 1, 1993 and is set to expire November 30, 1998. The reduction in the contract from March 1, 1998 through November 30, 1998 is approximately $700,000. Gross margins from the Company's distribution operations increased slightly from 26.4% to 26.7% from 1997 to 1998. Gross margins from the Company's service operations also increased slightly from 46.2% in 1997 to 47.8% during 1998.

Sales and marketing expenses increased by 10.5% to $3,632,109 in 1998 from $3,288,072 in 1997 due to higher compensation costs. General and administrative costs increased by 14.2% to $3,272,724 in 1998 from $2,866,477 in 1997 due primarily higher compensation cost in 1998 and the collection of insurance proceeds totaling $175,000, net of related expenses of which $150,000 is included in general and administrative expenses during 1997. The insurance recovery primarily reimbursed expenses incurred prior to fiscal year 1997. At each balance sheet date, the Company evaluates the realizability of goodwill based on nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at May 31, 1998.

Interest expense decreased from $27,309 in 1997 to $23,191 in 1998 due to lower average borrowings during the year.

Tax expense amounted to $146,313 in 1998 as compared with tax expense of $390,318 in 1997. The effective tax rates for 1998 and 1997 are 45% and 43%, respectively. The lower effective tax rate in 1997 is due to the effect of certain expenses, not deductible for income tax purposes, which were lower in 1997 as a percent of pretax income.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash amounted to $362,830 and $376,145, at May 31, 1998 and 1997, respectively. Cash provided by or used in operations during the years ended May 31, 1998, 1996, and 1995 amounted to $629,443, ($33,873),and $335,371, respectively.

In September 1997, the Company renewed its agreement with Texas Commerce Bank of Dallas to provide a one-year revolving credit facility of up to $3 million, depending on the value of the borrowing base, as defined in the agreement. Borrowings under the agreement bear interest at either a Eurodollar-based rate plus 250 basis points or the bank's prime rate and are secured by the Company's accounts receivable and inventory. The agreement includes certain covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. As of May 31, 1998, the balance due under the revolving credit facility totaled $200,000 while the maximum available borrowings amounted to $2,463,485.

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

In February 1991, two officer/shareholders agreed to make available to the Company an unsecured, ten-year, standby line of credit of $500,000, available on demand and renewable annually. During 1992, $94,000 was advanced to the Company under the line of credit with an agreement to repay the amount over a five-year period. In 1997, an additional $80,000 was advanced to the Company under the line of credit with an agreement to repay the amount over a five-year period. During 1998 the balance of the liability, $73,543, was repaid to the officers/shareholders.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page 10.

                            INOTEK TECHNOLOGIES CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Report of Independent Certified Public Accountants ........................................     11

Financial Statements and Notes:

    Balance Sheets as of May 31, 1998 and 1997 ............................................     12

    Statements of Earnings for the Years Ended May 31, 1998, 1997, and 1996 ...............     13

    Statement of Shareholders' Equity for the Years Ended May 31, 1998, 1997, and 1996 ....     14

    Statements of Cash Flows for the Years Ended May 31, 1998, 1997, and 1996 .............     15

    Notes to Financial Statements .........................................................     16

Schedule II-Valuation and Qualifying Accounts .............................................     26


All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
INOTEK Technologies Corp.



We have audited the accompanying balance sheets of INOTEK Technologies Corp. as of May 31, 1998 and 1997, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INOTEK Technologies Corp. as of May 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II of INOTEK Technologies Corp. for each of the three years in the period ended May 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP


Dallas, Texas
July 31, 1998

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                                                   MAY 31
                                                                                           1998            1997
-------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
   Cash                                                                               $    362,830     $   376,145
   Trade receivables, net of allowance for doubtful accounts
      of $57,403 in 1998 and $45,182 in 1997                                             3,207,384       3,619,039
   Inventories                                                                           2,131,155       2,178,744
   Deferred tax asset                                                                      117,820          77,953
   Prepaid expenses and other assets                                                       133,138         178,900
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     5,952,327       6,430,781

Property and equipment, net                                                                579,138         370,837
Goodwill, net of accumulated amortization of $584,328 in 1998
   and $518,417 in 1997                                                                  2,057,623       2,123,534
Other assets                                                                                56,164          64,590
Deferred tax asset                                                                         108,101         193,395
===================================================================================================================
Total assets                                                                          $  8,753,353     $ 9,183,137
===================================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade                                                             $  1,643,442     $ 1,865,089
   Accrued expenses                                                                        664,774         776,153
   Current portion of notes payable, including indebtedness
      to shareholders of $13,833 in 1997                                                   200,000         413,833
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                2,508,216       3,055,075

Notes payable to shareholders                                                                 -             59,710

Shareholders' equity:
   Common shares, $.01 par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares - 4,354,088                                             43,541          43,541
   Additional paid-in capital                                                            3,299,546       3,299,546
   Retained earnings                                                                     2,902,050       2,725,265
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               6,245,137       6,068,352
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $  8,753,353     $ 9,183,137
===================================================================================================================


     The accompanying notes are an integral part of these financial statements.

                            INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF EARNINGS

                                                                                   YEAR ENDED MAY 31
                                                                     1998               1997              1996
-------------------------------------------------------------------------------------------------------------------
Net sales
   Products                                                      $ 23,318,544      $  21,942,508     $  21,845,102
   Services                                                         2,139,898          2,815,111         2,688,625
-------------------------------------------------------------------------------------------------------------------
                                                                   25,458,442         24,757,619        24,533,727

Cost of sales
   Products                                                        17,089,385         16,144,730        16,343,500
   Services                                                         1,117,935          1,513,841         1,429,353
-------------------------------------------------------------------------------------------------------------------
                                                                   18,207,320         17,658,571        17,772,853
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                        7,251,122          7,099,048         6,760,874

Operating expenses
   Sales and marketing                                              3,632,109          3,288,072         3,466,482
   General and administrative                                       3,272,724          2,866,477         2,915,663
-------------------------------------------------------------------------------------------------------------------
                                                                    6,904,833          6,154,549         6,382,145
-------------------------------------------------------------------------------------------------------------------
Operating income                                                      346,289            944,499           378,729

Interest expense                                                      (23,191)           (27,309)          (33,815)
-------------------------------------------------------------------------------------------------------------------
Earnings from operations before income taxes                          323,098            917,190           344,914

Income tax provision                                                  146,313            390,318           188,648
-------------------------------------------------------------------------------------------------------------------
Net earnings                                                     $    176,785      $     526,872     $     156,266
===================================================================================================================


Basic earnings per common share                                  $        .04      $         .12     $        .04
Diluted earnings per common share                                $        .04      $         .12     $        .03
===================================================================================================================


     The accompanying notes are an integral part of these financial statements.

                            INOTEK TECHNOLOGIES CORP.

                        STATEMENT OF SHAREHOLDERS' EQUITY



                                      Common Shares              Additional
                                   -----------------------         Paid-in              Retained
                                    Shares          Amount         Capital              Earnings          Total
-------------------------------------------------------------------------------------------------------------------
Balances at June 1, 1995           4,354,088       $43,541        $3,299,546           $2,042,127        $5,385,214

    Net earnings                       -             -                -                   156,266           156,266
-------------------------------------------------------------------------------------------------------------------
Balances at May 31, 1996           4,354,088        43,541         3,299,546            2,198,393         5,541,480

    Net earnings                       -             -                -                   526,872           526,872
-------------------------------------------------------------------------------------------------------------------
Balances at May 31, 1997           4,354,088        43,541         3,299,546            2,725,265         6,068,352

    Net earnings                       -             -                -                   176,785           176,785
-------------------------------------------------------------------------------------------------------------------
Balances at May 31, 1998           4,354,088       $43,541        $3,299,546           $2,902,050        $6,245,137
===================================================================================================================


     The accompanying notes are an integral part of this financial statement.

                            INOTEK TECHNOLOGIES CORP.
                            STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED MAY 31
                                                                      1998               1997              1996
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net earnings                                                    $    176,785      $    526,872      $     156,266
 Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                    235,251           266,112            290,418
     Deferred taxes                                                    45,427           (31,238)           (28,110)
     Provision for losses on accounts receivable                       60,983            67,890             55,101
     Provision for inventory obsolescence                              74,783            94,439             36,670
     Net changes in operating assets and liabilities:
       Trade receivables                                              350,672        (1,042,907)           (34,727)
       Inventories                                                    (27,194)         (270,952)           245,505
       Prepaid expenses and other assets                               92,591           (68,652)            18,805
       Accounts payable-trade                                        (221,647)          441,973           (451,644)
       Income taxes payable                                           (46,829)         (124,437)           105,562
       Accrued expenses                                              (111,379)          107,027            (58,475)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                   629,443           (33,873)           335,371

INVESTING ACTIVITIES
 Purchases of property and equipment                                 (352,909)         (317,868)           (87,755)
 Decrease (increase) in capitalized service inventory                 (24,733)           98,785            (38,738)
 Change in other assets                                                 8,427               648            (21,248)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (369,215)         (218,435)          (147,741)

FINANCING ACTIVITIES
 Increase (decrease) in bank borrowings                              (200,000)          100,000            100,000
 Increase (reduction) in notes payable                                (73,543)           67,598            (22,298)
 Purchase of redeemable common shares                                    -                    -           (381,276)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  (273,543)          167,598           (303,574)
-------------------------------------------------------------------------------------------------------------------
Decrease in cash                                                      (13,315)          (84,710)          (115,944)
Cash at beginning of year                                             376,145           460,855            576,799
-------------------------------------------------------------------------------------------------------------------
Cash at end of year                                              $    362,830      $    376,145      $     460,855
===================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                   $     25,045      $     27,313      $      28,737
      Income taxes                                               $     97,583      $    546,372      $     111,178

     The accompanying notes are an integral part of these financial statements.

                            INOTEK TECHNOLOGIES CORP.

                          NOTES TO FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997, AND 1996


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

          Goodwill and Intangible Assets

          The Company has classified as goodwill the cost in excess of fair value of the net assets of acquired companies. Goodwill is being amortized on a straight-line basis over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based on non-discounted estimated future cash flows. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at May 31, 1998. Noncompete agreements and other intangible assets are being amortized on a straight-line basis over the estimated lives of the individual assets, ranging from one to seven years.

          Revenue Recognition

          Sales of products and services are recorded as products are shipped or services are rendered. Sales to one customer, Duke Energy Co., totaled approximately $1,439,652, $3,045,941, and $2,463,425 in 1998, 1997,
          and 1996, respectively.

          Earnings per Share

          For the year ended May 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Under SFAS 128, basic earnings per common share is based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Earnings per share data for all periods has been restated to conform to the provisions of SFAS 128.

          Concentrations of Credit Risk

          The Company markets its products and services to a diverse group of manufacturing companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

                            INOTEK TECHNOLOGIES CORP.

     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          Stock-Based Compensation

          Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provide the pro forma disclosures prescribed by SFAS 123.

          Statement of Financial Accounting Standards Not Yet Adopted

          In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effect on its financial statements of SFAS 131.

                            INOTEK TECHNOLOGIES CORP.

     2.   ACQUISITIONS

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

     3.   PROPERTY AND EQUIPMENT

          Property and equipment at May 31 consist of:

                                                                                           1998            1997
-------------------------------------------------------------------------------------------------------------------
          Furniture and fixtures                                                      $    795,770    $    800,186
          Service inventory                                                                458,901         709,058
          Machinery and equipment                                                        1,313,052         977,136
          Leasehold improvements                                                            85,067          63,659
          Vehicles                                                                          51,263          51,263
-------------------------------------------------------------------------------------------------------------------
                                                                                         2,704,053       2,601,302
          Accumulated depreciation and amortization                                     (2,124,915)     (2,230,465)
-------------------------------------------------------------------------------------------------------------------
                                                                                      $    579,138    $    370,837
===================================================================================================================

     4.   ACCRUED EXPENSES

          Accrued expenses at May 31, 1998 and 1997, include accrued compensation costs of $461,583 and $376,572, respectively.

     5.   NOTES PAYABLE

          Notes payable at May 31 consist of:

                                                                                            1998           1997
-------------------------------------------------------------------------------------------------------------------
          Bank revolving credit agreement                                             $    200,000    $    400,000
          Notes payable to officer/shareholders                                              -              73,543
-------------------------------------------------------------------------------------------------------------------
                                                                                           200,000         473,543
          Less current portion                                                             200,000         413,833
-------------------------------------------------------------------------------------------------------------------
                                                                                      $      -        $     59,710
===================================================================================================================

                            INOTEK TECHNOLOGIES CORP.

     5.   NOTES PAYABLE (CONTINUED)

          The bank revolving credit agreement provides for borrowings up to $3,000,000, depending on the amount of the borrowing base, as defined ($2,463,485 maximum available borrowings at May 31, 1998), and bears interest at the bank's prime rate (8.50% at May 31, 1998). Alternatively, the Company may elect borrowings to bear interest at a Eurodollar-based rate plus 250 basis points; however, no borrowings are outstanding at May 31, 1998 at this rate. Borrowings are secured by all accounts receivable and inventory. The revolving credit agreement contains covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. The agreement expires on September 30, 1998.

          The notes payable to officers/shareholders were paid in full on January 29, 1998.

     6.   LEASE COMMITMENTS

          The Company leases office and manufacturing space and equipment under various noncancelable lease agreements. Several of the space leases contain options for renewal or early termination. Total rent expense was $290,309, $240,556, and $315,719 for the years ended May 31, 1998,
          1997 and 1996, respectively. As of May 31, 1998, the future minimum rental payments are as follows:

                              Year ending May 31
                              ------------------
                                   1999                                $    241,702
                                   2000                                     218,746
                                   2001                                     151,807
                                   2002                                     139,125
                                   Thereafter                               131,769
                              -----------------------------------------------------
                                                                       $    883,149
                              =====================================================

     7.    EARNINGS PER SHARE

          A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share is as follows:

                                                                                                        Per-share
          Year ended May 31, 1998  Income                                 Shares          amount
----------------------------------------------------------------------------------------------------------------
              Basic earnings per common share
                Net earnings                                           $    176,785      4,354,088     $.04

              Effective of dilutive securities
                Stock options                                                               31,893
                Warrants                                                                   202,492
                                                                                         ---------
              Diluted earnings per common share                        $    176,785      4,588,473     $.04
                                                                       ============      =========     ====

                            INOTEK TECHNOLOGIES CORP.

     7.   EARNINGS PER SHARE (CONTINUED)

                                                                                                      Per-share
          Year ended May 31, 1997                                        Income           Shares       amount
          -------------------------------------------------------------------------------------------------------
              Basic earnings per common share
                Net earnings                                           $    526,872      4,354,088     $.12

              Effective of dilutive securities
                Stock options                                                               37,280
                Warrants                                                                   161,036
                                                                                         ---------
              Diluted earnings per common share                        $    526,872      4,552,404     $.12
                                                                       ============      =========     ====


                                                                                                      Per-share
          Year ended May 31, 1996                                        Income           Shares       amount
          -------------------------------------------------------------------------------------------------------
              Basic earnings per common share
                Net earnings                                           $    156,266      4,354,088     $.04

              Effective of dilutive securities
                Stock options                                                               30,697
                Warrants                                                                   183,105
                                                                                         ---------
              Diluted earnings per common share                        $    156,266      4,567,890     $.03
                                                                       ============      =========     ====


     8.   EMPLOYEE BENEFIT PLANS

          In 1987, the Company established the INOTEK Technologies Corp. 401(k) Savings Plan & Trust (the Plan) to provide eligible employees with a retirement savings plan. On January 1, 1993, the Plan was amended to allow employees to defer up to 15% of their compensation and provide for a matching contribution by the Company of up to 3% of each eligible employee's compensation. A vesting schedule was also adopted providing for participant's vesting in Company contributions over seven years with forfeitures allocated to remaining participants. All employees are eligible to participate in the Plan upon completing six months of service. The Company expensed $88,496, $82,168, and $80,852 for Plan contributions for the years ended May 31, 1998, 1997, and 1996, respectively.

                            INOTEK TECHNOLOGIES CORP.

     9.   INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1998 and 1997 are as follows:

                                                                           1998            1997            1996
           --------------------------------------------------------------------------------------------------------
           Deferred tax assets:
             Allowance for doubtful accounts                          $     21,239    $     15,400    $     26,000
             Allowance for obsolete inventory                               55,559          39,600          36,000
             Property and equipment                                        158,101         257,300         213,000
             Accrued expenses                                               41,902          29,400          13,000
             Inventory                                                      10,498           8,700          13,000
           --------------------------------------------------------------------------------------------------------
             Total deferred tax assets                                     287,299         350,400         301,000
           --------------------------------------------------------------------------------------------------------
           Deferred tax liabilities:
             Prepaid insurance                                              11,378          11,400          12,000
             Other                                                          50,000          67,652          48,890
           --------------------------------------------------------------------------------------------------------
             Total deferred tax liabilities                                 61,378          79,052          60,890
           --------------------------------------------------------------------------------------------------------
             Total net deferred tax assets                            $    225,921    $    271,348    $    240,110
           ========================================================================================================

           Significant components of the provision for income taxes as of May 31 are as follows:

                                                                            1998           1997           1996
           ----------------------------------------------------------------------------------------------------------
           Current:
             Federal                                                  $     86,264    $    368,293    $    188,683
             State                                                          14,622          53,263          28,075
           ----------------------------------------------------------------------------------------------------------
                                                                           100,886         421,556         216,758

            Deferred:
             Federal                                                        45,427         (31,238)        (28,110)
           --------------------------------------------------------------------------------------------------------
                                                                      $    146,313    $    390,318    $    188,648
           =========================================================================================================

          The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense (benefit) is as follows:

                                                                             1998           1997          1996
            ---------------------------------------------------------------------------------------------------------
            Tax at U.S. statutory rates                                       34 %             34 %         34 %
            Amortization of goodwill                                           7                2            6
            State income taxes, net of federal benefit                         3                6            8
            Nondeductible sales expenses                                      10                3            7
            Other                                                             (9)              (2)           -
            ---------------------------------------------------------------------------------------------------------
                                                                              45 %             43 %         55 %
            =========================================================================================================

                            INOTEK TECHNOLOGIES CORP.

     10.  STOCK-BASED COMPENSATION PLANS

          The Company adopted an Incentive/Nonqualified Stock Option Plan (the 1987 Plan) in June 1987 and the INOTEK Technologies Corp. Stock Option Plan (the 1993 Plan) in October 1993 whereby the Company may grant up to 100,000 and 200,000 qualified and nonqualified incentive stock options, respectively, to key employees, excluding employees who own more than 10% of the Company's outstanding stock. Options covering 17,250 shares of the Company's common stock granted under the 1987 Plan had an exercise price of $.93 per share and expire between 1999 and 2001. Options covering 61,500 shares of the Company's common stock granted under the 1993 Plan vest over four years, are exercisable over a ten year period from the date of issuance, had an initial exercise price of $1.06 per share, and expire between 2003 and 2005. At May 31, 1998, outstanding options for 17,250 and 45,000 shares were exercisable under the 1987 and 1993 Plans, respectively.

          The Company granted two officers/shareholders warrants to purchase common stock at an initial exercise price of $1 per share for 250,000 shares each or a total of 500,000 shares. The warrants expire on February 11, 2001.

          The exercise price of all options and warrants approximates the fair market value of the Company's common stock as of the date of grant. In December 1995, the exercise price of all options under both plans and warrants was reset to $.50 per share which represented the fair market value at the time.

          The Company has adopted only the disclosure provisions of SFAS 123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation costs for stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and net earnings per common share for 1998, 1997 and 1996 would approximate the pro forma amounts indicated below:

                                                           1998            1997            1996
---------------------------------------------------------------------------------------------------
          Net earnings
             As reported                               $   176,785     $   526,872      $  156,266
             Pro forma                                 $   173,116     $   520,403      $  153,301
          Basic earnings per common share
             As reported                               $       .04     $       .12      $      .04
             Pro forma                                 $       .04     $       .12      $      .04
          Diluted earnings per common share
             As reported                               $       .04     $       .12      $      .03
             Pro forma                                 $       .04     $       .11      $      .03

                            INOTEK TECHNOLOGIES CORP.

     10.  STOCK-BASED COMPENSATION PLANS (CONTINUED)

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

          The following table summarizes activity under the Plans:

                                                                                            Weighted
                                                                          Shares under       average
                                                                             option       exercise price
                     -----------------------------------------------------------------------------------
                     Balance at May 31, 1995                                  67,250           $.50

                     Granted                                                  57,500            .50
                     Exercised                                                  -                -
                     Canceled                                                 (9,000)           .50
                     -----------------------------------------------------------------------------------
                     Balance at May 31, 1996                                 115,750            .50

                     Granted                                                    -                -
                     Exercised                                                  -                -
                     Canceled                                                   -                -
                     -----------------------------------------------------------------------------------
                     Balance at May 31, 1997                                 115,750            .50

                     Granted                                                    -                -
                     Exercised                                                  -                -
                     Canceled                                                (37,000)           .50
                     -----------------------------------------------------------------------------------
                     Balance at May 31, 1998                                  78,750          $ .50

          Exercisable at May 31:

                                                                                            Weighted
                                                                          Shares under       average
                                                                            option        exercise price
                     -----------------------------------------------------------------------------------
                     1996                                                     35,250          $ .50
                     1997                                                     63,000          $ .50
                     1998                                                     62,250          $ .50

          The following information applies to options at May 31, 1998:

                                                                      Weighted average      Weighted
                                                        Number            remaining          average
                                      Exercise price  outstanding       contractual life  exercise price
                     -----------------------------------------------------------------------------------
                     Outstanding         $ .50          78,750            5.9 years           $ .50
                     Exercisable         $ .50          62,250            5.9 years           $ .50

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

     (B)  REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter ended May 31, 1998.

     (C)  EXHIBITS

     Included as exhibits are the items listed in the Exhibit Index. The Company will furnish a copy of any of the exhibits below upon payment of $15.00 per exhibit to cover the costs to the Company of furnishing the exhibit.

                               INDEX TO EXHIBITS


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

     3.0 By-Laws of Entronics Inotek Acquisition Corporation. (Filed on 8-K dated June 30, 1989).

     3.1 Amendment to Bylaws of Entronics Inotek Acquisition Corporation for name change.

     3.2   Certificate of Ownership and Merger merging INOTEK Technologies Corp.
           into Entronics Corporation.

     27    Financial Data Schedule

                            INOTEK TECHNOLOGIES CORP.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1998, 1997, AND 1996


                                                                              Additions
                                                Balance at      Charged to    Charged to                     Balance at
                                                 Beginning      Costs and       Other                          End of
              Description                        of Year         Expenses      Accounts       Deductions        Year
-----------------------------------------------------------------------------------------------------------------------
     Allowance for doubtful accounts

                1998                             $  45,182      $  47,687   $      -          $  35,466       $  57,403

                1997                             $  77,809      $  67,890   $      -          $ 100,517       $  45,182

                1996                             $  25,770      $  55,101   $    57,097       $  60,159       $  77,809


          Note: During 1998, 1997 and 1996, additions charged to other accounts consist of certain reclassifications. Deductions consist of the write-off of uncollectible accounts, net of recoveries.


     Allowance for inventory obsolescence
                1998                             $ 116,586      $  29,783     $  29,836       $  33,726       $ 142,479

                1997                             $ 104,789      $  94,439     $      -        $  82,642       $ 116,586

                1996                             $  93,689      $  36,670     $      -        $  25,570       $ 104,789







     Note: Deductions consist of the write-off of inventory determined to be obsolete.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INOTEK Technologies Corp.
                                  (Registrant)


By: /s/ Neal E. Young
-----------------------------------------
Neal E. Young, August 28, 1998
(Chairman of the Board)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ WILSON J. PROKOSCH
-----------------------------------------
Wilson J. Prokosch, August 28, 1998
(Director)


/s/ DENNIS W. STONE
-----------------------------------------
Dennis W. Stone,  August 28, 1998
(Director, President)


 /s/ DAVID L. WHITE
-----------------------------------------
David L. White, August 28, 1998
(Director, Chief Executive Officer)


/s/ SUSAN I. WILLIAMSON
-----------------------------------------
Susan I. Williamson, August 28, 1998
(Controller/Treasurer)


 /s/ NEAL E. YOUNG
-----------------------------------------
Neal E. Young, August 28, 1998
(Chairman of the Board)

                              INDEX TO EXHIBITS



                                                       SEQUENTIALLY
EXHIBIT                                                   NUMBERED
NUMBER                      EXHIBIT                         PAGE
-------                     -------                    ------------
  27                        FINANCIAL DATA SCHEDULE