Form 10-Q
period 1998-08-31
INOTEK TECHNOLOGIES CORP
filed 1998-10-15
CIK 818017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended August 31, 1998                         Commission File
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

                                                                      Yes x No
                                                                         --   --

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of August 31, 1998.

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

     Item 1. Financial Statements:

        Balance Sheets as of August 31, 1998 (unaudited) and May 31, 1998.........................................1

        Statements of Operation for the Three Months Ended August 31, 1998
           and August 31, 1997 (unaudited) .......................................................................2

        Statements of Cash Flows for the Three Months Ended August 31, 1998
           and August 31, 1997 (unaudited) .......................................................................3

        Notes to Financial Statements.............................................................................4

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ......................................................................5

Part II.  Other Information

     Item 1. Legal Proceedings....................................................................................6

     Item 4. Submission of Matters to a Vote of Security Holders..................................................6

     Item 6. Exhibits and Reports on Form 8-K.....................................................................6

Signatures     ...................................................................................................7

Index to Exhibits
     Exhibit (20)-Report Furnished to Security Holders............................................................8

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                                       AUGUST 31          MAY 31
                                                                                         1998             1998
                                                                                     (UNAUDITED)
                                                                                     -----------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $    508,506       $    362,830
    Trade receivables, net of allowance for doubtful accounts
        of $51,322 at August 31 and $57,403 at May 31                                  2,848,875          3,207,384
    Inventories                                                                        1,708,763          2,131,155
    Deferred taxes                                                                       114,400            117,820
    Prepaid expenses and other assets                                                     49,152            133,138
                                                                                    ------------       ------------
Total current assets                                                                   5,229,696          5,952,327

Property and equipment, net                                                              609,800            579,138
Goodwill, net of accumulated amortization of $600,807 at
    August 31 and $584,328 at May 31                                                   2,041,144          2,057,623
Other assets                                                                              87,664             56,164
Deferred taxes                                                                           109,139            108,101
                                                                                    ------------       ------------
Total assets                                                                        $  8,077,443       $  8,753,353
                                                                                    ------------       ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $  1,286,362       $  1,643,442
    Accrued expenses                                                                     381,651            664,774
    Current portion of notes payable                                                     200,000            200,000
                                                                                    ------------       ------------
Total current liabilities                                                              1,868,013          2,508,216

Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued and Outstanding shares
           4,354,088 at August 31 and  May 31                                             43,541             43,541
Additional paid-in-capital                                                             3,299,546          3,299,546
Retained earnings                                                                      2,866,343          2,902,050
                                                                                    ------------       ------------
Total shareholders' equity                                                             6,209,430          6,245,137
                                                                                    ------------       ------------
Total liabilities and shareholders' equity                                          $  8,077,443       $  8,753,353
                                                                                    ============       ============


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                  AUGUST 31        AUGUST 31
                                                                    1998            1997
                                                                -----------     -----------
Net Sales:
    Products                                                    $ 5,422,660     $ 5,514,687
    Services                                                         79,151         656,556
                                                                -----------     -----------
                                                                  5,501,811       6,171,243

Cost of sales:
    Products                                                      3,915,590       4,070,425
    Services                                                        101,411         331,923
                                                                -----------     -----------
                                                                  4,017,001       4,402,348
                                                                -----------     -----------
Gross margin                                                      1,484,810       1,768,895

Operating expenses:
    Sales and marketing                                             893,041         895,805
    General and administrative                                      628,191         785,223
                                                                -----------     -----------
                                                                  1,521,232       1,681,028
                                                                -----------     -----------
Operating income (loss)                                             (36,422)         87,867

Interest expense                                                     (4,297)         (7,131)
                                                                -----------     -----------
Earnings before income taxes                                        (40,719)         80,736

Income tax provision                                                 (5,012)         42,619
                                                                -----------     -----------
Net earnings (loss)                                             $   (35,707)    $    38,117
                                                                ===========     ===========



Net earnings (loss) per share                                   $      (.01)    $       .01
                                                                ===========     ===========

Weighted average shares outstanding                               4,354,088       4,644,616
                                                                ===========     ===========



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            AUGUST 31
                                                                                       1998            1997
                                                                                    ----------     ----------
Operating Activities
   Net earnings                                                                        (35,707)    $   38,117

   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                  58,124         64,455
         Deferred taxes                                                                  2,382         14,434
         Provision for losses on accounts receivable                                    10,740         12,363
         Provision for inventory obsolescence                                            5,001          5,001
         Net changes in operating assets and liabilities:
            Accounts receivable                                                        347,769        766,551
            Inventories                                                                417,391       (465,804)
            Prepaid expenses and other assets                                           83,986         16,521
            Accounts payable                                                          (357,080)        58,133
            Accrued expenses                                                          (283,123)      (121,725)
            Income tax payable                                                            --           17,630
                                                                                    ----------     ----------
Net cash provided by operating activities                                              249,483        405,676

INVESTING ACTIVITIES
   Purchase of property and equipment                                                  (77,921)      (112,960)
   Increase in other assets                                                            (31,500)         7,146
   Decrease (increase) in capitalized service inventory                                  5,614        (36,921)
                                                                                    ----------     ----------
Net cash used in investing activities                                                 (103,807)      (142,735)

FINANCING ACTIVITIES
   Net change in bank borrowings                                                          --         (200,000)
   Net increase (decrease) in notes payable                                               --           (3,340)
                                                                                    ----------     ----------
Net cash used in financing activities                                                     --         (203,340)
                                                                                    ----------     ----------
Change in cash and cash equivalents                                                    145,676         59,601
Cash and cash equivalents, beginning of period                                         362,830        376,145
                                                                                    ----------     ----------

Cash and cash equivalents, end of period                                               508,506     $  435,746
                                                                                    ==========     ==========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                   $    4,297     $    5,768
         Income taxes                                                               $     --       $   10,555



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 1998.

2.    LONG-TERM DEBT

      On September 30, 1998, the Company extended its bank revolving credit agreement through October 31, 1999 under the same terms as its previous agreement.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

The Company's sales decreased 10.8% to $5,501,811 for the first quarter ended August 31, 1998 from $6,171,243 for the first quarter of the prior year. Distribution sales decreased during the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998 by 1.7% or $92,027. Service revenue decreased 87.9% during the first quarter of fiscal year 1999 compared to the first quarter of the prior year. The decrease in service revenue during the quarter was due to the reduction in the service contract with Duke Energy. We were notified by Duke Energy that it was canceling maintenance service on most equipment under contract with INOTEK, effective March 1, 1998. The contract with Duke Energy was implemented December 1, 1993 and is set to expire November 30, 1998. Gross margin as a percent of sales decreased slightly from 28.6% during the first quarter of fiscal year 1997 to 27.0% for the first quarter of the current fiscal year due primarily to the reduction in the Duke Energy service contract.

Sales and marketing costs during the first quarter of fiscal year 1999 decreased $2,764 as compared with the first quarter of the previous year. General and administrative costs decreased 20% or $157,032 during the first quarter ending August 31, 1998 as compared with the quarter ending August 31, 1997 primarily due to reduced headcount and a reduction in expenses.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $508,506 and $362,830 at August 31, 1998 and May 31, 1998, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $200,000 at August 31, 1998 and May 31, 1998. At August 31, 1998 the maximum available borrowings under the revolving credit facility amounted to $2,305,978. The Company's current assets exceeded its current liabilities at August 31, 1998 and May 31, 1998 by $3,361,683 and $3,444,111, respectively.

The Company's funding requirements during the quarter were met through cash on hand, cash provided by operations and borrowings against INOTEK's revolving credit agreement. During September, 1998, the Company extended its revolving credit agreement with Chase Bank of Texas (formerly known as Texas Commerce
Bank) for thirteen months under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of August 31, 1998.

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


                                                  INOTEK TECHNOLOGIES CORP.
                                                  (REGISTRANT)



Date:  October 15, 1998                           /s/David L. White
                                                  ------------------------------
                                                  (Officer)
                                                  David L. White
                                                  Chief Executive Officer




Date:  October 15, 1998                           /s/Susan I. Williamson
                                                  ------------------------------
                                                  (Officer)
                                                  Susan I. Williamson
                                                  Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   EXHIBIT
-------                  -------

20                      Report furnished to security holders

27                      Financial Data Schedule
