Form 10-Q
period 1998-11-30
INOTEK TECHNOLOGIES CORP
filed 1999-01-14
CIK 818017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended November 30, 1998                       Commission File
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

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of November 30, 1998.

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

     Item 1. Financial Statements:

        Balance Sheets as of November 30, 1998 (unaudited) and May 31, 1998..............1

        Statements of Operation for the Three Months Ended November 30, 1998
           and November 30, 1997 (unaudited) ............................................2

        Statements of Operation for the Six Months Ended November 30, 1998
           and November 30, 1997 (unaudited) ............................................3

        Statements of Cash Flows for the Six Months Ended November 30, 1998
           and November 30, 1997 (unaudited) ............................................4

        Notes to Financial Statements....................................................5

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................................6

Part II.  Other Information

     Item 1. Legal Proceedings...........................................................7

     Item 4. Submission of Matters to a Vote of Security Holders.........................7

     Item 6. Exhibits and Reports on Form 8-K............................................7

Signatures     ..........................................................................8

Index to Exhibits
     Exhibit (20)-Report Furnished to Security Holders...................................9

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS


                                                                                      NOVEMBER 30         MAY 31
                                                                                         1998             1998
                                                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $   434,642       $    362,830
    Trade receivables, net of allowance for doubtful accounts
        of $62,959 at November 30 and $57,403 at May 31                                3,250,819          3,207,384
    Inventories                                                                        2,126,998          2,131,155
    Deferred taxes                                                                       119,642            117,820
    Prepaid expenses and other assets                                                    120,769            133,138
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   6,052,870          5,952,327

Property and equipment, net                                                              602,123            579,138
Goodwill, net of accumulated amortization of $617,285 at
    November 30 and $584,328 at May 31                                                 2,024,666          2,057,623
Other assets                                                                              75,333             56,164
Deferred taxes                                                                           106,703            108,101
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 8,861,695       $  8,753,353
===================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $ 2,050,019       $  1,643,442
    Accrued expenses                                                                     443,271            664,774
    Current portion of notes payable                                                     200,000            200,000
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              2,693,290          2,508,216

Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued and Outstanding shares
           4,354,088 at November 30 and  May 31                                           43,541             43,541
Additional paid-in-capital                                                             3,299,546          3,299,546
Retained earnings                                                                      2,825,318          2,902,050
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             6,168,405          6,245,137
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $ 8,861,695       $  8,753,353
===================================================================================================================


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                      NOVEMBER 30       NOVEMBER 30
                                                                                         1998             1997
-------------------------------------------------------------------------------------------------------------------
Net Sales:
    Products                                                                         $ 5,630,930       $  6,688,911
    Services                                                                              47,790            644,884
-------------------------------------------------------------------------------------------------------------------
                                                                                       5,678,720          7,333,795

Cost of sales:
    Products                                                                           4,071,871          5,021,239
    Services                                                                              30,980            330,832
-------------------------------------------------------------------------------------------------------------------
                                                                                       4,102,851          5,352,071
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                                           1,575,869          1,981,724

Operating expenses:
    Sales and marketing                                                                  834,788            943,755
    General and administrative                                                           771,212            937,926
-------------------------------------------------------------------------------------------------------------------
                                                                                       1,606,000          1,881,681
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                  (30,131)           100,043

Interest expense                                                                          (4,297)            (5,921)
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                             (34,428)            94,122

Income tax provision                                                                       6,597             60,300
-------------------------------------------------------------------------------------------------------------------


Net earnings (loss)                                                                  $   (41,025)      $     33,822
===================================================================================================================


Net earnings (loss) per share - basic and diluted                                    $      (.01)      $        .01
===================================================================================================================

Weighted average shares outstanding                                                    4,354,088          4,643,069
===================================================================================================================



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
                                                                                      NOVEMBER 30       NOVEMBER 30
                                                                                         1998             1997
-------------------------------------------------------------------------------------------------------------------
Net Sales:
    Products                                                                         $11,053,590       $ 12,203,598
    Services                                                                             126,941          1,301,440
-------------------------------------------------------------------------------------------------------------------
                                                                                      11,180,531         13,505,038

Cost of sales:
    Products                                                                           7,987,461          9,091,664
    Services                                                                             132,391            662,755
-------------------------------------------------------------------------------------------------------------------
                                                                                       8,119,852          9,754,419
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                                           3,060,679          3,750,619

Operating expenses:
    Sales and marketing                                                                1,727,829          1,839,560
    General and administrative                                                         1,399,403          1,723,149
-------------------------------------------------------------------------------------------------------------------
                                                                                       3,127,232          3,562,709
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                  (66,553)           187,910

Interest expense                                                                          (8,594)           (13,052)
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                             (75,147)           174,858

Income tax provision                                                                       1,585            102,919
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                  $   (76,732)      $     71,939
===================================================================================================================



Net earnings (loss) per share - basic and diluted                                    $      (.02)      $        .02
===================================================================================================================

Weighted average shares outstanding                                                    4,418,942          4,643,357
===================================================================================================================



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                               NOVEMBER 30
                                                                                          1998             1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net earnings                                                                        (76,732)       $     71,939

   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                 117,420             110,846
         Deferred taxes                                                                   (424)            (59,283)
         Provision for losses on accounts receivable                                    22,355              27,595
         Provision for inventory obsolescence                                            8,335              64,781
         Net changes in operating assets and liabilities:
            Accounts receivable                                                        (65,790)           (240,555)
            Inventories                                                                 (4,178)           (680,377)
            Prepaid expenses and other assets                                           12,369               8,139
            Accounts payable                                                           406,577             500,582
            Accrued expenses                                                          (221,503)            222,086
            Income tax payable                                                           -                 147,437
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              198,429             173,190

INVESTING ACTIVITIES
   Purchase of property and equipment                                                 (111,528)           (160,848)
   Increase in other assets                                                            (19,169)              7,640
   Decrease (increase) in capitalized service inventory                                  4,080             (57,316)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (126,617)           (210,524)

FINANCING ACTIVITIES
   Net change in bank borrowings                                                         -                (200,000)
   Net increase (decrease) in notes payable                                              -                  (6,758)
-------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                    -                (206,758)
-------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                     71,812            (244,092)
Cash and cash equivalents, beginning of period                                         362,830             376,145
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $    434,642        $    132,053
===================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                 $      8,641        $      9,687
         Income taxes                                                             $     -             $     20,890



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1998
                                   (UNAUDITED)

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

The Company's total sales decreased 22.6% to $5,678,720 for the second quarter ended November 30, 1998 from $7,333,795 for the second quarter of the prior year. Distribution sales decreased during the second quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1998 by 15.8% or $1,057,981 due primarily to a soft market. Service revenue decreased 92.6% or during the second quarter of fiscal year 1999 compared to the second quarter of the prior year. The decrease in service revenue during the quarter was due to the expiration of the service contract with Duke Energy. Gross margin as a percent of sales for the second quarter of 1999 was 27.8% compared to 27.0% for the second quarter of the previous year.

Sales and marketing costs during the second quarter of fiscal year 1999 decreased 11.6% or $108,967 as compared with the second quarter of the previous year. General and administrative costs decreased 17.8% or $166,714 during the second quarter ending November 30, 1998 as compared with the second quarter of fiscal year 1998 primarily due to reduced headcount and a reduction in expenses associated with the Duke Energy service contract.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $434,642 and $362,830 at November 30, 1998 and May 31, 1998, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $200,000 at November 30, 1998 and May 31, 1998. At November 30, 1998 the maximum available borrowings under the revolving credit facility amounted to $2,420,002. The Company's current assets exceeded its current liabilities at November 30, 1998 and May 31, 1998 by $3,359,580 and $3,444,111, respectively.

The Company's funding requirements during the quarter were met through cash on hand, cash provided by operations and borrowings against INOTEK's revolving credit agreement. During September 1998, the Company extended its revolving credit agreement with Chase Bank of Texas (formerly known as Texas Commerce
Bank) for thirteen months under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of November 30, 1998.


YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. Project completion is planned for the middle of 1999, allowing adequate time for testing. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

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


                                               INOTEK TECHNOLOGIES CORP.
                                               (REGISTRANT)



Date:  January 14, 1999                        /s/ David L. White
                                               ---------------------------------
                                               (Officer)
                                               David L. White
                                               Chief Executive Officer




Date:  January 14, 1999                        /s/ Susan I. Williamson
                                               ---------------------------------
                                               (Officer)
                                               Susan I. Williamson
                                               Treasurer

                                    EXHIBIT
                                     INDEX

Exhibit
Number                    Description
-------                   -----------
 27                       Financial Data Schedule