Form 10-Q
period 1999-02-28
INOTEK TECHNOLOGIES CORP
filed 1999-04-15
CIK 818017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended February 28, 1999                     Commission File
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

4,354,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of February 28, 1999.

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

     Item 1. Financial Statements:

        Balance Sheets as of February 28, 1999 (unaudited) and May 31, 1998.........................1

        Statements of Operation for the Three Months Ended February 28, 1999
           and February 28, 1998  (unaudited) ......................................................2

        Statements of Operation for the Nine Months Ended February 28, 1999
           and February 28, 1998 (unaudited) .......................................................3

        Statements of Cash Flows for the Nine Months Ended February 28, 1999
           and February 28, 1998 (unaudited) .......................................................4

        Notes to Financial Statements...............................................................5

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ........................................................6

Part II.  Other Information

     Item 1. Legal Proceedings......................................................................7

     Item 4. Submission of Matters to a Vote of Security Holders....................................7

     Item 6. Exhibits and Reports on Form 8-K.......................................................7

Signatures     .....................................................................................8

Index to Exhibits
     Exhibit (20)-Report Furnished to Security Holders..............................................9

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                FEBRUARY 28      MAY 31
                                                                    1999          1998
                                                                (UNAUDITED)
------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                   $   472,400    $   362,830
    Trade receivables, net of allowance for doubtful accounts
        of $72,720 at February 28 and $57,403 at May 31           2,387,414      3,207,384
    Inventories                                                   1,533,044      2,131,155
    Deferred taxes                                                  107,559        117,820
    Prepaid expenses and other assets                                56,878        133,138
------------------------------------------------------------------------------------------
Total current assets                                              4,557,296      5,952,327

Property and equipment, net                                         712,737        579,138
Goodwill, net of accumulated amortization of $633,764 at
    February 28 and $584,328 at May 31                            2,008,187      2,057,623
Other assets                                                         66,833         56,164
Deferred taxes                                                      104,732        108,101
------------------------------------------------------------------------------------------
Total assets                                                    $ 7,449,784    $ 8,753,353
==========================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                            $ 1,058,058    $ 1,643,442
    Accrued expenses                                                259,078        664,774
    Current portion of notes payable                                200,000        200,000
------------------------------------------------------------------------------------------
Total current liabilities                                         1,517,136      2,508,216

Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued and Outstanding shares
           4,354,088 at February 28 and May 31                       43,541         43,541
Additional paid-in-capital                                        3,299,546      3,299,546
Retained earnings                                                 2,628,941      2,902,050
Treasury Stock                                                      (39,380)
------------------------------------------------------------------------------------------
Total shareholders' equity                                        5,932,648      6,245,137
------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $ 7,449,784    $ 8,753,353
==========================================================================================


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                    FEBRUARY 28       FEBRUARY 28
                                                        1999             1998
---------------------------------------------------------------------------------
Net Sales                                           $                 $
    Product                                           4,735,701         5,384,001
    Services                                                175           564,140
---------------------------------------------------------------------------------
                                                      4,735,876         5,948,141

Cost of Goods Sold                                    3,387,949         3,804,568
    Services                                             10,937           277,744
---------------------------------------------------------------------------------
                                                      3,398,886         4,082,312
---------------------------------------------------------------------------------
Gross margin                                          1,336,990         1,865,829

Operating expenses:
    Sales and marketing                                 948,981           907,429
    General and administrative                          639,666           878,193
---------------------------------------------------------------------------------
                                                      1,588,647         1,785,622
---------------------------------------------------------------------------------
Operating income (loss)                                (251,657)           80,207

Interest expense                                         (4,297)           (5,842)
---------------------------------------------------------------------------------
Earnings before income taxes                           (255,954)           74,365

Income tax provision                                    (59,682)           33,618
---------------------------------------------------------------------------------


Net earnings (loss)                                 $  (196,272)      $    40,747
=================================================================================


Net earnings (loss) per share - basic and diluted   $      (.05)      $       .01
=================================================================================

Weighted average shares outstanding                   4,254,088         4,604,157
=================================================================================



                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                    FEBRUARY 28       FEBRUARY 28
                                                       1999             1998
---------------------------------------------------------------------------------
Net Sales:
    Products                                        $ 15,789,291     $ 17,587,599
    Services                                             127,116        1,865,580
---------------------------------------------------------------------------------
                                                      15,916,407       19,453,179

Cost of sales:
    Products                                          11,374,471       12,896,232
    Services                                             144,267          940,499
---------------------------------------------------------------------------------
                                                      11,518,738       13,836,731
---------------------------------------------------------------------------------
Gross margin                                           4,397,669        5,616,448

Operating expenses:
    Sales and marketing                                2,676,810        2,746,989
    General and administrative                         2,038,849        2,601,342
---------------------------------------------------------------------------------
                                                       4,715,659        5,348,331
---------------------------------------------------------------------------------

Operating income (loss)                                 (317,990)         268,117

Interest expense                                         (13,111)         (18,894)
---------------------------------------------------------------------------------
Earnings before income taxes                            (331,101)         249,223

Income tax provision                                     (58,097)         136,537
---------------------------------------------------------------------------------
Net earnings (loss)                                 $   (273,004)    $    112,686
=================================================================================



Net earnings (loss) per share - basic and diluted   $       (.06)    $        .02
=================================================================================

Weighted average shares outstanding                    4,254,088        4,625,330
=================================================================================



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  FEBRUARY 28
                                                               1999        1998
----------------------------------------------------------------------------------
Operating Activities
   Net earnings                                             $(273,004)   $ 112,686

   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
         Depreciation and amortization                        172,459      177,240
         Deferred taxes                                        13,630      (10,219)
         Provision for losses on accounts receivable           32,102            0
         Provision for inventory obsolescence                  13,336            0
         Net changes in operating assets and liabilities:
            Accounts receivable                               787,868      532,671
            Inventories                                       584,775     (636,290)
            Prepaid expenses and other assets                 (48,406)      25,437
            Accounts payable                                 (585,384)     179,962
            Accrued expenses                                 (253,101)      93,175
Unearned Billings                                             (27,929)      73,076
----------------------------------------------------------------------------------
Net cash provided by operating activities                     416,346      547,738

INVESTING ACTIVITIES
   Purchase of property and equipment                        (261,176)    (240,233)
   Increase in other assets                                   (10,775)       5,427
   Decrease (increase) in capitalized service inventory         4,555      (18,887)
----------------------------------------------------------------------------------
Net cash used in investing activities                        (267,396)    (253,693)

FINANCING ACTIVITIES
   Net change in bank borrowings                                   --     (200,000)
   Net increase (decrease) in notes payable                                (73,543)
   Purchase of Treasury Shares                                (39,380)
----------------------------------------------------------------------------------
Net cash used in financing activities                         (39,380)    (273,543)
----------------------------------------------------------------------------------
Change in cash and cash equivalents                           109,570       20,502
Cash and cash equivalents, beginning of period                362,830      376,145
----------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $ 472,400    $ 396,647
==================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                           $  12,938    $  14,163
         Income taxes                                       $      --    $ 100,148



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 1999
                                   (UNAUDITED)

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

The Company's total sales decreased 20% to $4,735,875 for the third quarter ended February 28, 1999 from $5,948,141 for the third quarter of the prior year. Distribution sales decreased during the third quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1998 by 12.% or $648,300 due primarily to a soft market. Service revenue decreased 99.97% during the third quarter of fiscal year 1999 compared to the third quarter of the prior year. The decrease in service revenue during the quarter was due to the expiration of the service contract with Duke Energy. Gross margin as a percent of sales for the third quarter of 1999 was 28.3% compared to 31.4% for the third quarter of the previous year.

Sales and marketing costs during the third quarter of fiscal year 1999 increased 4.6% or $41,552 as compared with the third quarter of the previous year. General and administrative costs decreased 27.2% or $238,527 during the third quarter ending February 28, 1999 as compared with the third quarter of fiscal year 1998 primarily due to reduced headcount and a reduction in expenses associated with the Duke Energy service contract.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $471,589 and $362,830 at February 28, 1999 and May 31, 1998, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $200,000 at February 28, 1999 and May 31, 1998. At February 28, 1999 the maximum available borrowings under the revolving credit facility amounted to $2,420,002. The Company's current assets exceeded its current liabilities at February 28, 1999 and May 31, 1998 by $3,040,160 and $3,404,122, respectively.

The Company's funding requirements during the quarter were met through cash on hand, cash provided by operations and borrowings against INOTEK's revolving credit agreement. During September 1998, the Company extended its revolving credit agreement with Chase Bank of Texas (formerly known as Texas Commerce
Bank) for thirteen months under the same terms as its previous agreement. The Company has no material commitment for capital expenditures as of February 28, 1999.


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

              2. Exhibit (27)- Article 5 of regulation S-X

         (b) Reports on 8-K:

             No reports on Form 8-K were filed in the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INOTEK TECHNOLOGIES CORP.
                                           (REGISTRANT)



Date:  April 14, 1999                      /s/ Neal E. Young
                                           -------------------------------------
                                           (Officer)
                                           Neal E. Young
                                           Chairman of the board



Date:  April 14, 1999                      /s/ David L. White
                                           -------------------------------------
                                           (Officer)
                                           David L. White
                                           Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

 20           Report furnished to security holders.

 27           Financial Data Schedule.