Form 10-K
period 1999-05-31
INOTEK TECHNOLOGIES CORP
filed 1999-08-27
CIK 818017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended May 31, 1999            Commission File Number-0-16101


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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 27, 1999 was $1,676,346

Shares of Common Stock outstanding at August 27, 1999 were 4,604,088.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following document are incorporated by reference into the indicated part of this report: Proxy statement for annual meeting of shareholders to be held October 18, 1999 which will be filed with the Securities and Exchange Commission on September 10, 1999----Part III.

                                     PART I


ITEM 1. BUSINESS

GENERAL

INOTEK Technologies Corp. (the Company), previously known as Entronics Corporation, was incorporated in Texas in June 1984 and began operations in October 1984. In October 1991, the Company merged with and assumed the name of its wholly owned subsidiary, INOTEK Technologies Corp. In June 1987, the Company entered into an Agreement and Plan of Reorganization whereby the Company was dissolved as a Texas corporation and incorporated as a Delaware corporation. The Texas Corporation transferred substantially all of its assets and liabilities to the Delaware Corporation in exchange for 3,806,250 shares of the Delaware Corporation's common stock, which was distributed to shareholders of the Texas Corporation. In addition, 10,000,000 shares of $.01 par value common stock were authorized and a three-for-two split of the Company's common stock was effected. In August 1987, the Company consummated its initial public offering with the registration of 1,000,000 shares of common stock with the Securities and Exchange Commission. The offering consisted of 400,000 shares sold by the Company and 600,000 shares sold by officers/shareholders.

In June 1989, the Company acquired INOTEK Corporation, a privately held Texas corporation, through the merger with the Company's wholly owned subsidiary, Entronics INOTEK Acquisition Corporation, which later changed its name to INOTEK Technologies Corp. In fiscal year 1990, INOTEK Technologies Corp. acquired three distribution and sales representative companies, which provide the same basic services as INOTEK Technologies Corp.

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

DISTRIBUTION/REPRESENTATIVE SALES AND SERVICE

PRODUCTS AND OPERATIONS

INOTEK's role as a high technology marketing and service company is a function of meeting the needs of two constituencies: (1) the customers (end users) of its products and services; and (2) the product vendors that it represents. INOTEK's base distribution business covers a broad range of product lines from highly engineered technically advanced items to commodity-oriented components where customers purchase single or multiple quantities of specific products. Representative product lines are shipped by the manufacturer to the end customer with INOTEK receiving a commission for its marketing and support effort. The industrial marketplace includes: (1) Process controls and instrumentation - products utilized in the manipulation of pressures, temperatures, and flows and the measurement of their physical properties; (2) Test equipment - portable instrumentation used in diagnostic evaluation of electronic, process, or automation equipment; and (3) Information management - the computer hardware and software, the programmable logic controller, sensors, and final control devices responsible for the master control of a factory process. Among INOTEK's major product lines are IBM industrial computers, Action and OPTO 22-process instrumentation I/O, Fluke electronic test equipment and Tektronix oscilloscopes.

INOTEK operates a technical services business, which involves the repair and calibration of customer-owned factory equipment. Technical services also are provided for products manufactured in a semi-finished state (i.e. process control/information management products) which require final configuration to meet customer's specification. Many of these services are provided at an additional charge to the customer.

PATENTS AND TRADEMARKS

INOTEK believes that its corporate name and logo has significant recognition throughout the industry and has registered it as a trademark.

MAJOR CUSTOMERS

INOTEK was chosen by MCI Telecommunications to provide industrial computer and communication equipment. This contract was fulfilled on December 31, 1998. Sales to this customer for fiscal year 1999 for industrial equipment and assembly labor were $1,171,996.

MARKETING

At May 31, 1999, INOTEK had a sales force of 39 employees marketing in 21 southern and midwestern states. INOTEK's success as a high profile distributor/representative of medium-to-high technological products has been made possible through the establishment and cultivation of relationships with well-known product vendors. Already well established in the southwest, INOTEK expanded into the Midwest through the purchase of Pacific Indicator Company in August 1989; into the south and southeast in November 1989, through the acquisition of the Sesco Division of Austin-based Quinstar, Inc. and in April 1990, into Virginia, and North and South Carolina through the acquisition of Mill-Power Technologies, an affiliate of Charlotte-based Duke Power Company. In September 1998, INOTEK opened a new branch operation in Denver, Colorado to service the Rocky Mountain Region. In addition, INOTEK publishes a catalog that is distributed widely to current and potential customers.

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

EMPLOYEES

At May 31, 1999, INOTEK had 77 full time employees. INOTEK's employees are not covered by collective bargaining agreements and management believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases a 24,000 square foot facility in Dallas, Texas at a base rent of $7,000 per month or $84,000 per year. Management believes that this facility, which houses the Company's corporate personnel and certain INOTEK operations, sales, and service personnel, will be adequate for the foreseeable future; however, the Company's future facilities requirements will depend upon the success of the Company's business.

INOTEK also has branch offices in the following locations:

            Houston, Texas                     Chicago, Illinois
            Tulsa, Oklahoma                    Charlotte, North Carolina
            Kansas City, Missouri              Denver, Colorado

ITEM 3. LEGAL PROCEEDINGS

None pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NO MATTERS WERE SUBMITTED TO A VOTE OF SECURITY HOLDERS DURING THE QUARTER ENDED MAY 31, 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 8, 1998 the Company's Common Stock was delisted from the National Association of Security Dealer's, Inc. Automatic Quotation System (NASDAQ) Small Cap Market due to the inability of the stock to trade above the minimum bid price of $1.00. As of June 9, 1998, the stock has been listed on the bulletin board under the symbol INTK. The following table sets forth the quarterly high and low prices reported on the NASDAQ Small Cap Market for the years ended May 31, 1999 and 1998.

                             QUARTERLY STOCK PRICES
                            FISCAL YEARS ENDED MAY 31

                                       1999                                1998
                             -----------------------------------------------------------
                               High             Low               High             Low
                             -----------------------------------------------------------
      June - Aug               1                13/32             1-5/16           25/32
      Sep  - Nov               1/2              1/4               1-9/32           25/32
      Dec  - Feb               21/32            3/8               1-1/16           11/16
      Mar  - May               3/4              3/8               1-7/32           15/32

At August 27, 1999, 4,604,088 shares of the Company's Common Stock were issued and outstanding to 752 holders of record.

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

                            Fiscal Year Ended May 31
                          (000's except per share data)

                                                     1999       1998       1997       1996       1995
-------------------------------------------------------------------------------------------------------
OPERATING DATA:
Net sales                                           $20,593    $25,458    $24,758    $24,534    $24,892

Gross profit                                          5,794      7,251      7,099      6,761      6,570

Earnings (loss) from continuing operations
    before income taxes, extraordinary credit
    and cumulative effect of accounting change         (558)       323        917        345       (656)

Earnings (loss) from continuing operations
    before extraordinary credit and cumulative
    effect of accounting change                        (405)       177        527        156       (468)

Net earnings (loss)                                    (405)       177        527        156        (66)


Basic
Earnings (loss) from continuing operations
    before extraordinary credit and cumulative
    effect of accounting change                        (.09)       .04        .12        .04       (.11)
Net earnings (loss)                                    (.09)       .04        .12        .04       (.02)

Diluted
Earnings (loss) from continuing operations
    before extraordinary credit and cumulative
    effect of accounting change                        (.09)       .04        .12        .04       (.11)
Net earnings (loss)                                    (.09)       .04        .12        .03       (.02)

BALANCE SHEET DATA:
Total assets                                          7,110      8,753      9,183      8,050      8,602

Long-term obligations (including redeemable
    common stock)                                        38       --           60       --          387

Shareholders' equity                                  5,801      6,245      6,068      5,541      5,385

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
1999 VS. 1998

The 19.1% decrease in net sales in 1999 compared to 1998 is due to a combination of economic downturn in Southeast Asia, retrenchment in the Oil and Gas industry and project delays due to spending on the Y2K issues. These events have had a dramatic negative impact on our sales, as well as the entire process industry.

Sales and marketing expenses decreased by 2.4% to $3,543,226 in 1999 from $3,632,109 in 1998, due to lower compensation costs. General & administrative costs decreased by 14.7% to 2,792,938 in 1999 from $3,272,724 in 1998 due to lower compensation costs. We opened a new Denver, Colorado branch, while adding service to our existing Charlotte, North Carolina and Houston, Texas branches. During this period of decreased sales, we have been investing in repositioning our company for the last two years to increase our emphasis on service and calibration, which generates much higher profit margins. At each balance sheet date, the Company evaluates the realizability of goodwill based on a non-discounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at May 31, 1999.

Interest expense decreased from $23,191 in 1998 to 16,491 in 1999 due to lower average borrowings during the year.

Tax expense amounted to a $153,154 benefit in 1999 as compared with a $146,313 provision in 1998. The effective tax rates for 1999 and 1998 are (27%) and 45% respectively. The lower rate in 1999 is due to a net loss of earnings from operations.

1998 VS. 1997

Sales increased by 2.8% to $25,458,442 in 1998 from $24,757,619 in 1997, due primarily to higher distribution revenues from higher unit volume. Product sales increased 6.3% to $23,318,544 in 1998 from $21,942,508 in 1997 while service revenues decreased by 24% to $2,139,898 in 1998 from $2,815,111 in 1997. Duke Energy notified us that it was canceling maintenance service on most equipment under contract with INOTEK, effective March 1, 1998. The contract with Duke Energy was implemented December 1, 1993 with an expiration of November 30, 1998. The reduction in the contract from March 1, 1998 through November 30, 1998 was approximately $700,000. Gross margins from the Company's distribution operations increased slightly from 26.4% to 26.7% from 1997 to 1998. Gross margins from the Company's service operations also increased slightly from 46.2% in 1997 to 47.8% during 1998.

Sales and marketing expenses increased by 10.5% to $3,632,109 in 1998 from $3,288,072 in 1997 due to higher compensation costs. General and administrative costs increased by 14.2% to $3,272,724 in 1998 from $2,866,477 in 1997 due primarily to higher compensation costs in 1998 and the collection of insurance proceeds totaling $175,000, net of related expenses of which $150,000 is included in general and administrative expenses during 1997. The insurance recovery primarily reimbursed expenses incurred prior to fiscal year 1997. At each balance sheet date, the Company evaluates the realizability of goodwill based on non-discounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at May 31, 1998.

Interest expense decreased from $27,309 in 1997 to $23,191 in 1998 due to lower average borrowings during the year.

Tax expense amounted to $146,313 in 1997 as compared with tax expense of $390,318 in 1997. The effective tax rates for 1998 and 1997 are 45% and 43%, respectively. The lower effective tax rate in 1997 is due to the effect of certain expenses, not deductible for income tax purposes, which were lower in 1997 as a percent of pretax income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INFLATION

The impact of inflation or changing prices has not had a material economic effect (other than normal industry trends) on past business operations or projected future activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash amounted to $173,668 and $362,830, at May 31, 1999 and 1998, respectively. Cash provided by or used in operations during the years ended May 31, 1999, 1998, and 1997 amounted to $408,131 $629,443 and $(33,873)
respectively.

In September 1998, the Company renewed its agreement with Chase Bank of Texas to provide a one-year revolving credit facility of up to $3 million, depending on the value of the borrowing base, as defined in the agreement. Borrowings under the agreement bear interest at either a Eurodollar-based rate plus 250 basis points or the bank's prime rate +1% and are secured by the Company's account receivable and inventory. The agreement includes certain covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. As of May 31, 1999, there was no balance due under the revolving credit agreement, while the maximum available borrowings amounted to $1,790,936.

During 1996, the Company elected to purchase all the remaining shares of the Company's common stock held by a shareholder and former officer under an agreement allowing the shareholder to resell the stock to the Company at a price of $3.125 per share. The total cost of the transaction was $378,466 and allowed the Company to avoid certain expenses, which would have exceeded the cost of funding the stock purchase. There are no other commitments on behalf of the Company to acquire its stock.

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

YEAR 2000 ISSUE

The Company has reviewed all of its current computer applications with respect to the Year 2000 issue. The Company believes all of its relevant applications are Year 2000 compliant and that no material costs with respect to Year 2000 compliance will be incurred by the Company. The Company is unable to determine the effects of the Year 2000 compliance issue, if any, by its suppliers and customers.

FORWARD LOOKING STATEMENTS

This Report may contain forward-looking statements based on current expectations, estimates and projections about INOTEK's industry, management's beliefs and assumptions made by management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore actual results may differ materially from those expressed or forecast in any such forward-looking statements. INOTEK undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page 10.

                            INOTEK TECHNOLOGIES CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Certified Public Accountants ............................................................ 11

Financial Statements and Notes:

    Balance Sheets as of May 31, 1999 and 1998 ................................................................ 12

    Statements of Earnings for the Years Ended May 31, 1999, 1998, and 1997.................................... 13

    Statement of Shareholders' Equity for the Years Ended May 31, 1999, 1998, and 1997 ........................ 14

    Statements of Cash Flows for the Years Ended May 31, 1999, 1998, and 1997 ................................. 15

    Notes to Financial Statements ............................................................................. 16

Schedule II-Valuation and Qualifying Accounts.................................................................. 26




All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
INOTEK Technologies Corp.



We have audited the accompanying balance sheets of INOTEK Technologies Corp. as of May 31, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INOTEK Technologies Corp. as of May 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II of INOTEK Technologies Corp. for each of the three years in the period ended May 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP
Dallas, Texas
August 13, 1999

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS


                                                                                                 MAY 31
                                                                                          1999            1998
                                                                                      ------------     -----------
                                                   ASSETS
Current assets:
   Cash                                                                               $    173,668     $   362,830
   Trade receivables, net of allowance for doubtful accounts
      of $73,221 in 1999 and $57,403 in 1998                                             2,181,222       3,207,384
   Inventories                                                                           1,409,887       2,131,155
   Deferred tax asset                                                                      103,232         117,820
   Income taxes receivable                                                                 352,120            --
   Prepaid expenses and other assets                                                        83,913         133,138
                                                                                      ------------     -----------
Total current assets                                                                     4,304,042        5952,327

Property and equipment, net                                                                755,400         579,138
Goodwill, net of accumulated amortization of $650,242 in 1999
   and $584,328 in 1998                                                                  1,991,709       2,057,623
Other assets                                                                                59,008          56,164
Deferred tax asset                                                                            --           108,101
                                                                                      ------------     -----------
Total assets                                                                          $  7,110,159     $ 8,753,353
                                                                                      ============     ===========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade                                                             $    927,953     $ 1,643,442
   Accrued expenses                                                                        343,863         664,774
   Current Portion of Notes Payable                                                                        200,000
                                                                                      ------------     -----------
Total current liabilities                                                                1,271,816       2,508,216

Deferred Tax Liability                                                                      37,626            --

Shareholders' equity:
   Common shares, $.01 par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares - 4,354,088                                             43,541          43,541
   Additional paid-in capital                                                            3,299,546       3,299,546
   Retained earnings                                                                     2,497,010       2,902,050
                                                                                      ------------     -----------
                                                                                         5,840,097       6,245,137
                                                                                      ------------     -----------
   Less:  Common stock in treasury -at cost, 100,000 shares in 1999                        (39,380)           --

Total shareholders' equity                                                               5,800,717       6,245,137
                                                                                      ------------     -----------
Total liabilities and shareholders' equity                                            $  7,110,159     $ 8,753,353
                                                                                      ============     ===========


   The accompanying notes are an integral part of these financial statements.

                            INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF EARNINGS


                                                                                  YEAR ENDED MAY 31
                                                                     1999               1998              1997
                                                                  -----------        -----------       -----------
Net Sales                                                         $20,592,805        $24,458,442       $24,757,619
                                                                  -----------        -----------       -----------
Cost of Goods Sold                                                 14,798,344         18,207,320        17,658,571
                                                                  -----------        -----------       -----------
Gross margin                                                        5,794,461          7,251,122         7,099,048

Operating expenses
   Sales and marketing                                              3,543,226          3,632,109         3,288,072
   General and administrative                                       2,792,938          3,272,724         2,866,477
                                                                  -----------        -----------       -----------
                                                                    6,336,164          6,904,833         6,154,549
                                                                  -----------        -----------       -----------
Operating income                                                     (541,703)           346,098           944,499

Interest expense                                                      (16,491)           (23,191)          (27,309)
                                                                  -----------        -----------       -----------
Earnings from operations before income taxes                         (558,194)           323,098           917,190

Income tax provision                                                 (153,154)           146,313           390,318
                                                                  -----------        -----------       -----------
Net earnings (Loss)                                               $  (405,090)       $   176,785       $   526,872
                                                                  ===========        ===========       ===========

Basic earnings per common share                                   $      (.09)       $       .04       $       .12
Diluted earnings per common share                                 $      (.09)       $       .04       $       .12
                                                                  ===========        ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                            INOTEK TECHNOLOGIES CORP.

                        STATEMENT OF SHAREHOLDERS' EQUITY


                                        Common Shares             Additional
                                   -----------------------         Paid-in              Retained        Treasury
                                    Shares         Amount          Capital              Earnings         Stock           Total
                                   ---------       -------        ----------           ----------       --------       ----------
Balances at May 31, 1996           4,354,088       $43,541        $3,299,546           $2,198,393                      $5,541,480

    Net earnings                        --            --                -                 526,872                         526,872
                                   ---------       -------        ----------           ----------       --------       ----------
Balances at May 31, 1997           4,354,088        43,541         3,299,546            2,725,265                       6,068,352

    Net earnings                        --            --                -                 176,785                         176,785
                                   ---------       -------        ----------           ----------       --------       ----------
Balances at May 31, 1998           4,354,088        43,541         3,299,546            2,902,050                       6,245,137

Purchase of treasury stock                                                                               (39,380)
      Net Loss                          --            --                --               (405,040)                       (405,040)

Balances at May 31, 1999           4,354,088       $43,541        $3,299,546           $2,497,010       $(39,380)      $5,800,717
                                   =========       =======        ==========           ==========       ========       ==========


    The accompanying notes are an integral part of this financial statement.

                            INOTEK TECHNOLOGIES CORP.
                            STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED MAY 31
                                                                     1999              1998              1997
                                                                 ------------      ------------      -------------
OPERATING ACTIVITIES
 Net earnings                                                    $   (405,040)     $    176,785      $     526,872
 Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                    236,916           235,251            266,112
     Deferred taxes                                                   160,315            45,427            (31,238)
     Provision for losses on accounts receivable                       73,221            60,983             67,890
     Provision for inventory obsolescence                             166,846            74,783             94,439
     Gain/Loss on sale of equipment                                     7,805
Net changes in operating assets and liabilities:
       Trade receivables                                              952,941           350,672         (1,042,907)
       Inventories                                                    554,422           (27,194)          (270,952)
       Prepaid expenses and other assets                              (11,264)           92,591            (68,652)
       Accounts payable-trade                                        (715,489)         (221,647)           441,973
       Income taxes payable                                          (291,631)          (46,829)          (124,437)
       Accrued expenses                                              (320,911)         (111,379)           107,027
                                                                 ------------      ------------      -------------
Net cash provided by (used in) operating activities                   408,131           629,443            (33,873)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                         2,000              --                 --
Purchases of property and equipment                                  (357,069)         (352,909)          (317,868)
Decrease (increase) in capitalized service inventory                     --             (24,733)            98,785
Change in other assets                                                 (2,844)            8,427                648
                                                                 ------------      ------------      -------------
Net cash used in investing activities                                (397,913)         (369,215)          (218,435)

FINANCING ACTIVITIES
 Increase (decrease) in bank borrowings                              (200,000)          100,000            100,000
 Increase (reduction) in notes payable                                   --             (73,543)            67,598
 Purchase of treasury stock                                           (39,380)             --                 --
                                                                 ------------      ------------      -------------
Net cash provided by (used in) financing activities                  (239,380)         (273,543)           167,598
                                                                 ------------      ------------      -------------
Decrease in cash                                                     (189,162)          (13,315)           (84,710)
Cash at beginning of year                                             362,830           376,145            460,855
                                                                 ------------      ------------      -------------
Cash at end of year                                              $    173,668      $    362,830      $     376,145
                                                                 ============      ============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
      Interest                                                   $     16,492      $     25,045      $      27,313
      Income taxes                                               $          -      $     97,583      $     546,372


   The accompanying notes are an integral part of these financial statements.

                            INOTEK TECHNOLOGIES CORP.

                          NOTES TO FINANCIAL STATEMENTS

                          MAY 31, 1999, 1998, AND 1997


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

          Goodwill and Intangible Assets

          The Company has classified as goodwill the cost in excess of fair value of the net assets of acquired companies. Goodwill is being amortized on a straight-line basis over 40 years. At each balance sheet date, the Company evaluates the realizability of goodwill based on non-discounted estimated future cash flows. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at May 31, 1999. Noncompete agreements and other intangible assets are being amortized on a straight-line basis over the estimated lives of the individual assets, ranging from one to seven years.

          Revenue Recognition

          Sales of products and services are recorded as products are shipped or services are rendered. Sales to one customer, Duke Energy Co., totaled approximately $1,439,652 and $3,045,941, in 1998 and 1997 respectively.

          Earnings (Loss) per Share

          Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

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

          INOTEK TECHNOLOGIES CORP.

     2.   PROPERTY AND EQUIPMENT

          Property and equipment at May 31 consist of:

                                                                     1999            1998
                                                                 ------------    ------------
          Furniture and fixtures                                 $    818,092    $    795,770
          Service inventory                                                 -         458,901
          Machinery and equipment                                   1,607,611       1,313,052
          Leasehold improvements                                      112,637          85,067
          Vehicles                                                      8,869          51,263
                                                                 ------------    ------------
                                                                    2,547,209       2,704,053
           Accumulated depreciation and amortization               (1,791,809)     (2,124,915)
                                                                 ------------    ------------
                                                                 $    755,400    $    579,138
                                                                 ============    ============

     3.   ACCRUED EXPENSES

          Accrued expenses at May 31, 1999 and 1998, include accrued compensation costs of $163,340 and $461,583 respectively.

     4.   NOTES PAYABLE

          Notes payable at May 31 consist of:

                                                                     1999            1998
                                                                 ------------    ------------
          Bank revolving credit agreement                        $       --      $    200,000
          Notes payable to officer/shareholders                          --              --
                                                                 ------------    ------------
                                                                                      200,000
          Less current portion                                                        200,000
                                                                 ------------    ------------
                                                                 $       --      $       --
                                                                 ============    ============

                            INOTEK TECHNOLOGIES CORP.

     4.   NOTES PAYABLE (CONTINUED)

          The bank revolving credit agreement provides for borrowings up to $3,000,000, depending on the amount of the borrowing base, as defined ($1,790,936 maximum available borrowings at May 31, 1999), and bears interest at the bank's prime rate +1% at May 31, 1999. Alternatively, the Company may elect borrowings to bear interest at a Eurodollar-based rate plus 250 basis points; however, no borrowings are outstanding at May 31, 1999 at this rate. Borrowings are secured by all accounts receivable and inventory. The revolving credit agreement contains covenants specifying the maximum ratio of debt to tangible net worth and the minimum tangible net worth that the Company must maintain. The agreement expires on October 31, 1999.

5.       LEASE COMMITMENTS

          The Company leases office and manufacturing space and equipment under various non-cancelable lease agreements. Several of the space leases contain options for renewal or early termination. Total rent expense was $290,309, $240,556, and $315,719 for the years ended May 31, 1998,
          1997 and 1996, respectively. As of May 31, 1998, the future minimum rental payments are as follows:

                 Year ending May 31
                 ------------------
                      2000                                $    266,778
                      2001                                     200,800
                      2002                                     139,125
                      2003                                     131,769
                      Thereafter                               666,000
                                                          ------------
                                                          $  1,404,472
                                                          ============

6.       EARNINGS PER SHARE

          A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share is as follows:

                                                                Income                     Per-share
          Year ended May 31, 1999                               (Loss)          Shares      amount
          -----------------------                            ------------      ---------   ---------
              Basic dilutive earnings per common share
                Net earnings                                 $   (405,040)     4,316,588    $(.09)
                                                             ============      =========    =====

                            INOTEK TECHNOLOGIES CORP.

     6.   EARNINGS PER SHARE (CONTINUED)

                                                               Income                      Per-share
          Year ended May 31, 1998                              (Loss)           Shares      amount
          -----------------------                            ------------      ---------   ---------
              Basic earnings per common share
                Net earnings                                 $    176,785      4,354,088     $.04

              Effective of dilutive securities
                Stock options                                                     31,893
                Warrants                                                         202,492
                                                                               ---------
              Diluted earnings per common share              $    176,785      4,588,473     $.04
                                                             ============      =========     ====

                                                               Income                      Per-share
          Year ended May 31, 1997                              (Loss)           Shares      amount
          -----------------------                            ------------      ---------   ---------
              Basic earnings per common share
                Net earnings                                 $    526,872      4,354,088     $.12

              Effective of dilutive securities
                Stock options                                                     37,280
                Warrants                                                         161,036
                                                                               ---------
              Diluted earnings per common share              $    526,872      4,552,404     $.12
                                                             ============      =========     ====

     7.   EMPLOYEE BENEFIT PLANS

          In 1987, the Company established the INOTEK Technologies Corp. 401(k) Savings Plan & Trust (the Plan) to provide eligible employees with a retirement savings plan. On January 1, 1993, the Plan was amended to allow employees to defer up to 15% of their compensation and provide for a matching contribution by the Company of up to 3% of each eligible employee's compensation. A vesting schedule was also adopted providing for participant's vesting in Company contributions over seven years with forfeitures allocated to remaining participants. All employees are eligible to participate in the Plan upon completing six months of service. The Company expensed $64,342, $88,496 and $82,168 for Plan contributions for the years ended May 31, 1999, 1998, and 1997, respectively.

                            INOTEK TECHNOLOGIES CORP.

     8.   INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1999 and 1998 are as follows:

                                                                          1999            1998            1997
                                                                      ------------    ------------    ------------
           Deferred tax assets:
             Allowance for doubtful accounts                          $     27,092    $     21,239    $     15,400
             Allowance for obsolete inventory                               61,733          55,559          39,600
             Property and equipment                                           --           158,101         257,300
             Accrued expenses                                               16,843          41,902          29,400
             Inventory                                                       4,153          10,498           8,700
                                                                      ------------    ------------    ------------
             Total deferred tax assets                                     109,821         287,299         350,400
                                                                      ------------    ------------    ------------
           Deferred tax liabilities:
              Property and equipment                                        37,626            --              --
             Prepaid insurance                                               6,589          11,378          11,400
             Other                                                            --            50,000          67,652
                                                                      ------------    ------------    ------------
             Total deferred tax liabilities                                 44,215          61,378          79,052
                                                                      ------------    ------------    ------------
             Total net deferred tax assets                            $     65,606    $    225,921    $    271,348
                                                                      ============    ============    ============

          Significant components of the provision for income taxes as of May 31 are as follows:

                                                                          1999            1998            1997
                                                                      ------------    ------------    ------------
         Current:
             Federal                                                  $   (334,778)   $     86,264    $    368,293
             State                                                          21,309          14,622          53,263
                                                                      ------------    ------------    ------------
                                                                          (313,469)        100,886         421,556
          Deferred:
             Federal                                                       160,315          45,427         (31,238)
                                                                      ------------    ------------    ------------
                                                                      $   (153,154)   $    146,313    $    390,318
                                                                      ============    ============    ============

          The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense (benefit) is as follows:

                                                               1999            1998            1997
                                                             --------        --------        --------
          Tax at U.S. statutory rates                           (34%)             34%          34%
          Amortization of goodwill                                4                7            2
          State income taxes, net of federal benefit              5                3            6
          Nondeductible sales expenses                            6               10            3
          Other                                                  (8)              (9)          (2)
                                                               ----             ----         ----
                                                                (27%)             45%          43%
                                                               ====             ====         ====

                            INOTEK TECHNOLOGIES CORP.

     9.   STOCK-BASED COMPENSATION PLANS

          The Company adopted an Incentive/Nonqualified Stock Option Plan (the 1987 Plan) in June 1987 and the INOTEK Technologies Corp. Stock Option Plan (the 1993 Plan) in October 1993 whereby the Company may grant up to 100,000 and 200,000 qualified and nonqualified incentive stock options, respectively, to key employees, excluding employees who own more than 10% of the Company's outstanding stock. Options covering 14,750 shares of the Company's common stock granted under the 1987 Plan had an exercise price of $.93 per share and expire between 1999 and 2001. Options covering 133,500 shares of the Company's common stock granted under the 1993 Plan vest over four years, are exercisable over a ten year period from the date of issuance, had an initial exercise price of $1.06 per share, and expire between 2003 and 2008. At May 31, 1999, outstanding options for 14,750 and 53,250 shares were exercisable under the 1987 and 1993 plans, respectively.

          The Company granted two officers/shareholders warrants to purchase common stock at an initial exercise price of $1 per share for 250,000 shares each or a total of 500,000 shares. The warrants expire on February 11, 2001.

          The exercise price of all options and warrants approximates the fair market value of the Company's common stock as of the date of grant. In December 1995, the exercise price of all options under both plans and warrants was reset to $.50 per share which represented the fair market value at the time. In October 1998, the exercise price of all options under both plans and all warrants was reset to 0.28 per share, which represented the fair market value at that time.

          The Company has adopted only the disclosure provisions of SFAS 123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation costs for stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and net earnings per common share for 1999, 1998 and 1997 would approximate the pro forma amounts indicated below:

                                                                          1999            1998            1997
                                                                       -----------     -----------     -----------
          Net earnings
             As reported                                               $  (405,040)    $   176,785      $  526,872
             Pro forma                                                 $  (427,736)    $   173,116      $  520,403
          Basic earnings per common share
             As reported                                               $      (.09)    $       .04      $      .12
             Pro forma                                                 $      (.10)    $       .04      $      .12
          Diluted earnings per common share
             As reported                                               $      (.09)    $       .04      $      .12
             Pro forma                                                 $      (.10)    $       .04      $      .11

                            INOTEK TECHNOLOGIES CORP.

     9.   STOCK-BASED COMPENSATION PLANS (CONTINUED)

          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1995, expected volatility of 140%, risk-free rate of 5.8%, and expected life of 7 years. The weighted average fair value of options granted during 1996 was $.45.

          The following table summarizes activity under the Plans:

                                                                               Weighted
                                                             Shares under      average
                                                                option      exercise price
                                                             ------------   --------------
                     Balance at May 31, 1996                    115,750            .28

                     Granted                                       --              --
                     Exercised                                     --              --
                     Canceled                                      --              --
                                                                -------           ----
                     Balance at May 31, 1997                    115,750            .28

                     Granted                                       --              --
                     Exercised                                     --              --
                     Canceled                                   (37,000)           .28
                                                                -------           ----
                     Balance at May 31, 1998                     78,750          $ .28
                     Granted                                     84,000            .29
                     Exercised                                     --              .28
                     Cancelled                                  (14,500)           .28
                                                                -------           ----
                     Balance at May 31, 1999                    148,250            .28

          Exercisable at May 31:

                                                                               Weighted
                                                             Shares under      average
                                                                option      exercise price
                                                             ------------   --------------
                     1997                                        63,000          $ .28
                     1998                                        62,250          $ .28
                     1999                                        68,000          $ .28

          The following information applies to options at May 31, 1999:

                                                                     Weighted average      Weighted
                                                         Number         remaining          average
                                      Exercise price   outstanding   contractual life   exercise price
                                      --------------   -----------   ----------------   --------------
                     Outstanding           $ .28         148,250         6.8 years           $ .28
                     Exercisable           $ .28          68,000         6.8 years           $ .28

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on October 18, 1999 (the Proxy Statement) under the heading "Election of Directors," which information is incorporated herein by reference.

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

     (b)  REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter ended May 31, 1999.

     (c)  EXHIBITS

     Included as exhibits are the items listed in the Exhibit Index. The Company will furnish a copy of any of the exhibits below upon payment of $15.00 per exhibit to cover the costs to the Company of furnishing the exhibit.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                           DESCRIPTION
    2.0     Plan and Agreement of Merger dated as of June 30, 1989 by and between Entronics Inotek Acquisition Corporation and INOTEK
            Corporation (Filed on 8-K dated June 30, 1989).

    2.1 Asset purchase agreement for Mill-Power Technologies and first amendment (Filed on 8-K dated April 16, 1990).

    2.2     Second amendment to the asset purchase agreement for Mill-Power
            Technologies.*

    3.0 By-Laws of Entronics Inotek Acquisition Corporation. (Filed on 8-K dated June 30, 1989).

    3.1 Amendment to Bylaws of Entronics Inotek Acquisition Corporation for name change.*

    3.2     Certificate of Ownership and Merger merging INOTEK Technologies
            Corp. into Entronics Corporation. (Filed on 10-K dated 5-31-98)

    27      Financial Data Schedule

-------------------
* previously filed

                            INOTEK TECHNOLOGIES CORP.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1999, 1998, AND 1997

                                                                              Additions
                                                 Balance at     Charged to    Charged to                      Balance at
                                                 Beginning      Costs and       Other                           End of
              Description                         of Year       Expenses       Accounts       Deductions         Year
              -----------                        ----------     ---------     ----------      ----------      ---------
     Allowance for doubtful accounts

                1999                             $  57,403      $  41,519     $   --          $  25,701       $  73,221

                1998                             $  45,182      $  47,687     $   --          $  35,466       $  57,403

                1997                             $  77,809      $  67,890     $   --          $ 100,517       $  45,182


            Note: During 1999, 1998 and 1997, deductions consist of the write-off of uncollectible accounts, net of recoveries.

     Allowance for inventory obsolescence

                1999                             $ 142,479      $  20,004     $   --          $   4,863       $ 157,620

                1998                             $ 116,586      $  29,783     $ 29,836        $  33,726       $ 142,479

                1997                             $ 104,789      $  94,439     $   --          $  82,642       $ 116,586


            Note: Deductions consist of the write-off of inventory determined to be obsolete.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INOTEK Technologies Corp.
                                  (Registrant)


By: /s/ Neal E. Young
    ------------------------------
Neal E. Young, August 27, 1999
(Chairman of the Board)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Wilson J. Prokosch
-----------------------------------
Wilson J. Prokosch, August 27, 1999
(Director)


/s/ Dennis W. Stone
-----------------------------------
Dennis W. Stone, August 27, 1999
(Director, Chief Executive Officer)


/s/ David L. White
-----------------------------------
David L. White, August 27, 1999
(Director)


/s/ H. P. McCoy
-----------------------------------
H. P. McCoy, August 27, 1999
(Director)


/s/ Neal E. Young
-----------------------------------
Neal E. Young, August 27, 1999
(Chairman of the Board)

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                           DESCRIPTION
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

    2.1 Asset purchase agreement for Mill-Power Technologies and first amendment (Filed on 8-K dated April 16, 1990).

    2.2     Second amendment to the asset purchase agreement for Mill-Power
            Technologies.*

    3.0 By-Laws of Entronics Inotek Acquisition Corporation. (Filed on 8-K dated June 30, 1989).

    3.1 Amendment to Bylaws of Entronics Inotek Acquisition Corporation for name change.*

    3.2     Certificate of Ownership and Merger merging INOTEK Technologies
            Corp. into Entronics Corporation. (Filed on 10-K dated 5-31-98)

    27      Financial Data Schedule

-----------------

* previously filed