Form 10-Q
period 1999-08-31
INOTEK TECHNOLOGIES CORP
filed 1999-10-15
CIK 818017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



   For Quarter Ended August 31, 1999                         Commission File
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

4,604,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of August 31, 1999.

                            INOTEK TECHNOLOGIES CORP.


                                      INDEX


                                                                                                               Page
                                                                                                                No.
                                                                                                               ----

Part I. Financial information

     Item 1. Financial Statements:

        Balance Sheets as of August 31, 1999 (unaudited) and May 31, 1999.........................................1

        Statements of Operation for the Three Months Ended August 31, 1999
           and August 31, 1998  (unaudited) ......................................................................2


        Statements of Cash Flows for the Three Months Ended August 31, 1999
           and August 31, 1998 (unaudited) .......................................................................3

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

Part II.  Other Information

     Item 1. Legal Proceedings....................................................................................6

     Item 4. Submission of Matters to a Vote of Security Holders..................................................6

     Item 6. Exhibits and Reports on Form 8-K.....................................................................6

Signatures........................................................................................................7

Index to Exhibits
     Exhibit (20)-Report Furnished to Security Holders............................................................8

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS


                                                                                        AUGUST 31         MAY 31
                                                                                         1999             1999
                                                                                     (UNAUDITED)
                                                                                     -----------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $   290,639       $    173,667
    Trade receivables, net of allowance for doubtful accounts
        of $77,904 at August 31 and $73,221 at May 31                                  2,175,949          2,181,222
    Inventories                                                                        1,348,854          1,409,887
    Deferred taxes                                                                       137,578            103,232
    Income Tax Receivable                                                                291,021            352,120
    Prepaid expenses and other assets                                                    216,155             83,913
                                                                                     -----------       ------------
Total current assets                                                                   4,460,196          4,304,042

Property and equipment, net                                                              745,123            755,400
Goodwill, net of accumulated amortization of  $666,721 at
    August 31 and $650,242 at May 31                                                   1,975,230          1,991,709
Other assets                                                                              65,166             59,008
Deferred taxes                                                                           (33,220)                --
                                                                                     -----------       ------------
Total assets                                                                         $ 7,212,495       $  7,110,159
                                                                                     ===========       ============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $ 1,191,012       $    927,953
    Accrued expenses                                                                     363,658            343,863
    Current portion of notes payable                                                          --                 --
                                                                                     -----------       ------------
Total current liabilities                                                              1,554,670          1,271,816

Deferred Tax Liability                                                                        --             37,626

Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued and Outstanding shares
           4,604,088 at August 31 and 4,354,088 at May 31                                 46,041             43,541
Additional paid-in-capital                                                             3,367,047          3,299,546
Retained earnings                                                                      2,284,117          2,497,010

                                                                                     -----------       ------------
Total shareholders' equity                                                             5,697,205          5,840,097
Less:  Common stock in treasury at cost, 100,000 shares in 1999                          (39,380)           (39,380)
                                                                                     -----------       ------------
Total  Shareholders' equity                                                            5,657,825          5,800,717
                                                                                     -----------       ------------
Total liabilities and shareholders' equity                                           $ 7,212,495       $  7,110,159
                                                                                     ===========       ============



                             See accompanying notes

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                        AUGUST 31         AUGUST 31
                                                                                         1999             1998
                                                                                     ------------      ------------

Net Sales                                                                            $ 4,288,119      $  5,501,811

                                                                                     -----------      ------------
Cost of Goods Sold                                                                     3,028,922         4,017,001
                                                                                     -----------      ------------
Gross margin                                                                           1,259,197         1,484,810

Operating expenses:
    Sales and marketing                                                                  897,620           893,041
    General and administrative                                                           628,401           628,191
                                                                                     -----------      ------------
                                                                                       1,526,021         1,521,232
                                                                                     -----------      ------------
Operating income (loss)                                                                 (266,824)          (36,422)

Interest Income (Expense)                                                                  4,837            (4,297)
                                                                                     -----------      ------------
Earnings before income taxes                                                            (261,987)          (40,719)

Income tax provision                                                                     (49,140)           (5,012)
                                                                                     -----------      ------------


Net earnings (loss)                                                                  $  (212,847)     $    (35,707)
                                                                                     ===========      ============


Net earnings (loss) per share - basic and diluted                                    $      (.05)     $       (.01)
                                                                                     ===========      ============


Weighted average shares outstanding                                                    4,706,788         4,644,616
                                                                                     ===========      ============



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                             AUGUST 31
                                                                                      1999                 1998
                                                                                   ----------          ----------

Operating Activities
   Net earnings                                                                    $ (212,847)         $  (35,707)

   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                                                 70,678              58,124
         Deferred taxes                                                               (38,752)              2,382
         Provision for losses on accounts receivable                                    4,683              10,740
         Provision for inventory obsolescence                                         (81,514)              5,001
         Net changes in operating assets and liabilities:
            Accounts receivable                                                           590             347,769
            Inventories                                                               142,504             417,391
            Prepaid expenses and other assets                                        (132,242)             83,986
            Accounts payable                                                          263,058            (357,080)
            Accrued expenses                                                           19,795            (283,123)
            Income Tax Payable                                                         61,100                --
                                                                                   ----------          ----------
Net cash provided by operating activities                                              97,053             249,483

INVESTING ACTIVITIES
   Purchase of property and equipment                                                 (43,249)            (77,921)
   Increase in other assets                                                            (6,833)            (31,500)
   Decrease (increase) in capitalized service inventory                                  --                 5,614
                                                                                   ----------          ----------
Net cash used in investing activities                                                 (50,082)           (103,807)

FINANCING ACTIVITIES
   Net change in bank borrowings                                                         --                  --
   Net increase (decrease) in notes payable                                              --                  --
   Proceeds from stock issue                                                           70,000                --
                                                                                   ----------          ----------
Net cash used in financing activities                                                  70,000                --
                                                                                   ----------          ----------
Change in cash and cash equivalents                                                   116,971             145,676
Cash and cash equivalents, beginning of period                                        173,668             362,830
                                                                                   ----------          ----------
Cash and cash equivalents, end of period                                           $  290,639          $  508,506
                                                                                   ==========          ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                  $   (4,837)         $    4,297
         Income taxes                                                              $     --            $     --


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1999
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 1999.

2.    LONG-TERM DEBT

      On September 23, 1999, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit facility of up to .5 million. The credit line provides for borrowings based on the Company's receivables, at the bank's prime rate plus one per cent and is secured by receivables and inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

The Company's total sales decreased 22.1% to $4,288,119 for the first quarter ended August 31, 1999 from $5,501,811 for the first quarter of the prior year. Sales decreased during the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999 by $1,217,692. Because of the dramatic downturn in activity in our two key customer categories - manufacturing and petro-chemical, and the impact of project dollars being channeled into Y-2K fixes, Inotek endured one of its worst quarters in recent memory. The former conditions have begun to correct themselves and project dollars should become available by the third quarter of fiscal year 2000.

Sales and marketing costs during the first quarter of fiscal year 2000 increased
 .01% or $4,579 as compared with the first quarter of the previous year. General and administrative costs remained the same for the first quarter ending August 31, 1999 when compared to the first quarter of last year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $290,638 and $173,668 at August 31, 1999 and May 31, 1999, respectively. Outstanding borrowings under the Company's revolving credit agreement amounted to $0 at August 31, 1999 and May 31, 1999. At August 31, 1999 the maximum available borrowings under the revolving credit facility amounted to $2,420,002. The Company's current assets exceeded its current liabilities at August 31, 1999 and May 31, 1999 by $2,905,527 and $3,032,226
respectively.

The Company's funding requirements during the quarter were met through cash on hand and cash provided by operations. On September 23 1999, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit facility of up to .5 million. The credit line provides for borrowings based on the value of the Company's receivables, at the bank's prime rate plus one per cent and is secured by receivables and inventory. The Company has no material commitment for capital expenditures as of August 31, 1999.


YEAR 2000 COMPLIANCE

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

              2. Exhibit (27)-Article 5 of regulations S-X.

         (b) Reports on 8-K:

              No reports on Form 8-K were filed in the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INOTEK TECHNOLOGIES CORP.
                                         (REGISTRANT)



Date:  October 15, 1999                  /s/ Neal E. Young
                                         -------------------------------------
                                         (Officer)
                                         Neal E. Young
                                         Chairman of the board




Date:  October 15, 1999                  /s/ Dennis W. Stone
                                         -------------------------------------
                                         (Officer)
                                         Dennis W. Stone
                                         Chief Executive Office

                                INDEX TO EXHIBIT



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  20                  Report furnished to security holders.

  27                  Article 5 of regulations S-X.