Form 10-Q
period 1999-11-30
INOTEK TECHNOLOGIES CORP
filed 2000-01-14
CIK 818017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



  For Quarter Ended November 30, 1999                Commission File
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
4,604,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of November 30, 1999.

                            INOTEK TECHNOLOGIES CORP.


                                      INDEX


                                                                                                               Page
                                                                                                                No.
                                                                                                              -------
Part I. Financial information

     Item 1. Financial Statements:

        Balance Sheets as of November 30, 1999 (unaudited) and May 31, 1999.......................................1

        Statements of Operation for the Three Months Ended November 30, 1999
           and November 30, 1998 (unaudited) .....................................................................2

        Statements of Operation for the Six Months Ended November 30, 1999
           and November 30, 1998 (unaudited) .....................................................................3

        Statements of Cash Flows for the Six Months Ended November 30, 1999
           and November 30, 1998 (unaudited) .....................................................................4

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

Index to Exhibits
     Exhibit (20)-Report Furnished to Security Holders............................................................9

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS


                                                                              NOVEMBER 30            MAY 31
                                                                                 1999                 1999
                                                                              (UNAUDITED)
                                                                              ------------         ------------
ASSETS
Current assets:
Cash and cash equivalents                                                     $         --         $    173,668
    Trade receivables, net of allowance for doubtful accounts
        of $101,483 at November 30 and $73,221 at May 31                         2,907,712            2,181,222
    Inventories                                                                  1,409,333            1,409,887
    Deferred taxes                                                                 103,622              103,232
       Income Tax Receivable                                                       304,824              352,120
    Prepaid expenses and other assets                                              204,600               83,913
                                                                              ------------         ------------
Total current assets                                                             4,930,091            4,304,042

Property and equipment, net                                                        706,823              755,400
Goodwill, net of accumulated amortization of $683,200 at
    November 30 and $650,242 at May 31                                           1,958,752            1,991,709
Other assets                                                                        64,665               59,008
                                                                              ------------         ------------

Total assets                                                                  $  7,660,331         $  7,110,159
                                                                              ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  1,722,966         $    927,953
    Accrued expenses                                                               302,612              343,863
                                                                              ------------         ------------

Total current liabilities                                                        2,025,578            1,271,816

Deferred Tax Liability                                                                  --               37,626
Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued and Outstanding shares
           4,604,088 at November 30 and  4,354,088 at May 31                        46,041               43,541
Additional paid-in-capital                                                       3,367,047            3,299,546
Retained earnings                                                                2,261,045            2,497,010
                                                                              ------------         ------------
Total shareholders' equity                                                       5,674,133            5,840,097

Less:  Common stock in treasury at cost, 100,000 shares in 1999                    (39,380)             (39,380)

                                                                              ------------         ------------
                                                                              $  5,634,753         $  5,800,717


Total Liabilities and Shareholders' Equity                                    $  7,660,331         $  7,110,159
                                                                              ============         ============

                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                               ---------------------------------
                                                                NOVEMBER 30          NOVEMBER 30
                                                                   1999                 1998
                                                               ------------         ------------
Net Sales                                                      $  5,198,049         $  5,678,720
                                                               ------------         ------------

Cost of sales:                                                    3,689,163            4,102,851
                                                               ------------         ------------
Gross margin                                                      1,508,886            1,575,869

Operating expenses:
    Sales and marketing                                             897,366              834,788
    General and administrative                                      647,209              771,212
                                                               ------------         ------------
                                                                  1,544,575            1,606,000
                                                               ------------         ------------
Operating income (loss)                                             (35,689)             (30,131)

Interest expense                                                         --               (4,297)
                                                               ------------         ------------
Earnings before income taxes                                        (35,689)             (34,428)

Income tax provision (benefit)                                      (13,067)               6,597
                                                               ------------         ------------

Net earnings (loss)                                            $    (22,622)        $    (41,025)
                                                               ============         ============

Net earnings (loss) per share - basic and diluted              $       (.01)        $       (.01)
                                                               ============         ============

Weighted average shares outstanding                               4,838,243            4,354,088
                                                               ============         ============



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                               ---------------------------------
                                                                NOVEMBER 30          NOVEMBER 30
                                                                   1999                 1998
                                                               ------------         ------------
Net  Sales                                                     $  9,486,168         $ 11,180,531
                                                               ------------         ------------

Cost of sales:                                                    6,717,554            8,119,852
                                                               ------------         ------------
Gross margin                                                      2,768,614            3,060,679

Operating expenses:
    Sales and marketing                                           1,794,985            1,727,829
    General and administrative                                    1,276,541            1,399,403
                                                               ------------         ------------
                                                                  3,071,526            3,127,232
                                                               ------------         ------------
Operating income (loss)                                            (302,912)             (66,553)

Interest income (expense)                                             4,837               (8,594)
                                                               ------------         ------------
Earnings before income taxes                                       (298,075)             (75,147)

Income tax provision                                                (62,207)               1,585
                                                               ------------         ------------
Net earnings (loss)                                            $   (235,868)        $    (76,732)
                                                               ============         ============

Net earnings (loss) per share - basic and diluted              $       (.05)        $       (.02)
                                                               ============         ============

Weighted average shares outstanding                               4,838,243            4,418,942
                                                               ============         ============



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                                    NOVEMBER 30

                                                                                            1999                 1998
                                                                                        ------------         ------------
Operating Activities
   Net earnings                                                                         $   (235,868)        $    (76,732)

   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                       140,554              117,420
         Deferred taxes                                                                      (38,016)                (424)
         Provision for losses on accounts receivable                                          28,262               22,355
         Provision for inventory obsolescence                                                (80,597)               8,335
         Net changes in operating assets and liabilities:
            Accounts receivable                                                             (754,752)             (65,790)
            Inventories                                                                       81,058               (4,178)
            Prepaid expenses and other assets                                               (120,687)              12,369
            Accounts payable                                                                 795,011              406,577
            Accrued expenses                                                                 (41,251)            (221,503)
            Income tax payable                                                                47,297                   --
                                                                                        ------------         ------------
Net cash provided by operating activities                                                   (178,989)             198,429

INVESTING ACTIVITIES
   Purchase of property and equipment                                                        (58,346)            (111,528)
   Increase in other assets                                                                   (6,333)             (19,169)
   Decrease (increase) in capitalized service inventory                                           --                4,080
                                                                                        ------------         ------------
Net cash used in investing activities                                                        (64,679)            (126,617)

FINANCING ACTIVITIES
   Net change in bank borrowings                                                                  --                   --
   Net increase (decrease) in notes payable                                                       --                   --
     Proceeds from stock issued                                                               70,000                   --
                                                                                        ------------         ------------
Net cash used in financing activities                                                         70,000                   --
                                                                                        ------------         ------------
Change in cash and cash equivalents                                                         (173,668)              71,812
Cash and cash equivalents, beginning of period                                               173,668              362,830
                                                                                        ------------         ------------
Cash and cash equivalents, end of period                                                $         --         $    434,642
                                                                                        ============         ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                       $         --         $      8,641
         Income taxes                                                                   $         --         $         --


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (UNAUDITED)

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

2.    LONG-TERM DEBT

      On September 23, 1999, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit facility of up to $500,000. The credit line provides for borrowings based on the Company's receivables, at the bank's prime rate plus one per cent and is secured by receivables and inventory.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

The Company's total sales decreased 8.5% to $5,198,049 for the second quarter ended November 30, 1999 from $5,678,720 for the second quarter of the prior year. Sales decreased during the second quarter of fiscal year 2000 as compared to the second quarter of fiscal year 1999 by $480,671 due primarily to a soft market. Because of the dramatic downturn in activity in our two key customer categories - manufacturing and petro-chemical, and the impact of project dollars being channeled into Y-2K fixes, Inotek endured one of its slowest quarters in recent memory. The former conditions have begun to correct themselves and spending for capital projects should resume at normal to higher rates.

Sales and marketing costs during the second quarter of fiscal year 2000 increased 7.5% or $62,578 as compared with the second quarter of the previous year. General and administrative costs decreased 16.1% or $124,003 during the second quarter ending November 30, 1999 as compared with the second quarter of fiscal year 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $ -0- and $173,668 at November 30, 1999 and May 31, 1999, respectively. At November 30, 1999 the maximum available borrowings under the revolving credit facility amounted to $500,000. The Company's current assets exceeded its current liabilities at November 30, 1999 and May 31, 1999 by $2,904,513 and $3,032,226, respectively.

The Company's funding requirements during the quarter were met through cash on hand and cash provided by operations. On September 23, 1999, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit facility of up to $500,000. The credit line provides for borrowings based on the value of the Company's receivables, at the bank's prime rate plus one per cent and is secured by receivables and inventory. The Company has no material commitment for capital expenditures as of November 30, 1999.

YEAR 2000 COMPLIANCE

The Company has reviewed all of its current computer applications with respect to Year 2000 functionality. The Company believes all of its relevant applications are Year 2000 compliant and that no material costs with respect to Year 2000 compliance will be incurred by the Company. The Company is unable to determine the effects of the Year 2000 issue, if any, on its suppliers and customers.

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


                                            INOTEK TECHNOLOGIES CORP.
                                            (REGISTRANT)



Date:  January 14, 2000                     /s/Neal  E. Young
                                            -----------------------------------
                                            (Officer)
                                            Neal  E. Young
                                            Chairman of the board




Date:  January 14, 2000                     /s/Dennis W. Stone
                                            -----------------------------------
                                            (Officer)
                                            Dennis W. Stone
                                            Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
20                  Report furnished to security holders

27                  Financial Data Schedule