Form 10-Q
period 2000-02-29
INOTEK TECHNOLOGIES CORP
filed 2000-04-14
CIK 818017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



   For Quarter Ended February 29, 2000                       Commission File
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

                                                             Yes  x   No
                                                                 ---      ----

4,604,088 shares of common stock, $.01 par value (the issuer's only class of common stock), were outstanding as of February 29, 2000.

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

     Item 1. Financial Statements:

        Balance Sheets as of February 29, 2000 (unaudited) and May 31, 1999.......................................1

        Statements of Operation for the Three Months Ended February 29, 2000
           and February 28, 1999 (unaudited) .....................................................................2

        Statements of Operation for the Nine Months Ended February 29, 2000
           and February 28, 1999 (unaudited) .....................................................................3

        Statements of Cash Flows for the Nine Months Ended February 29, 2000
           and February 28, 1999 (unaudited) .....................................................................4

        Notes to Financial Statements.............................................................................5

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ......................................................................6

Part II.  Other Information

     Item 1. Legal Proceedings....................................................................................7

     Item 4. Submission of Matters to a Vote of Security Holders..................................................7

     Item 6. Exhibits and Reports on Form 8-K.....................................................................7

Signatures     ...................................................................................................8

                            INOTEK TECHNOLOGIES CORP.

                                 BALANCE SHEETS

                                                                                      FEBRUARY 29         MAY 31
                                                                                         2000             1999
                                                                                     (UNAUDITED)
                                                                                     ------------      ------------
ASSETS
Current assets:
Cash and cash equivalents                                                            $   758,572       $    173,668
    Trade receivables, net of allowance for doubtful accounts
        of $105,515 at February 29 and $73,221 at May 31                               2,356,932          2,181,222
    Inventories                                                                        1,257,329          1,409,887
    Deferred taxes                                                                       114,206            103,232
    Income Tax Receivable                                                                                   352,120
    Prepaid expenses and other assets                                                    151,992             83,913
                                                                                     -----------       ------------
Total current assets                                                                   4,639,031          4,304,042

Property and equipment, net                                                              680,052            755,400
Goodwill, net of accumulated amortization of $699,678 at
    February 29 and $650,242 at May 31                                                 1,942,273          1,991,709
Other assets                                                                             108,610             59,008

                                                                                     -----------       ------------
Total assets                                                                         $ 7,369,967       $  7,110,159
                                                                                     ===========       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $ 1,496,190       $    927,953
    Accrued expenses                                                                     246,712            343,863
    Income Tax payable                                                                    20,645
                                                                                     -----------       ------------
Total current liabilities                                                              1,763,547          1,271,816

Deferred Tax Liability                                                                        --             37,626
Shareholders' equity:
    Common shares, $.01 par value:
        Authorized shares, 10,000,000
        Issued and Outstanding shares
           4,604,088 at February 29 and 4,354,088 May 31                                  46,041             43,541
Additional paid-in-capital                                                             3,367,047          3,299,546
Retained earnings                                                                      2,232,711          2,497,010
                                                                                     -----------       ------------
Total shareholders' equity                                                             5,645,799          5,840,097

Less:  Common stock in treasury at cost, 100,000 shares                                  (39,380)           (39,380)
                                                                                     -----------       ------------
                                                                                     $ 5,606,419       $  5,800,717

Total Liabilities and Shareholders' Equity                                           $ 7,369,967       $ 7,110,159
                                                                                     ===========       ============


                             See accompanying notes

                           INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                      FEBRUARY 29       FEBRUARY 28
                                                                                         2000              1999
                                                                                      -----------       -----------

Net Sales                                                                            $ 4,779,322       $  4,735,876
                                                                                     -----------       ------------

Cost of sales:                                                                         3,357,695          3,398,886
                                                                                     -----------       ------------
Gross margin                                                                           1,421,627          1,336,990

Operating expenses:
    Sales and marketing                                                                  879,265            948,984
    General and administrative                                                           603,056            639,666
                                                                                     -----------       ------------
                                                                                       1,482,321          1,588,647
                                                                                     -----------       ------------
Operating loss                                                                           (60,694)          (251,657)

Interest Income (expense)                                                                 11,835             (4,297)
                                                                                     -----------       ------------
Loss before income taxes                                                                 (48,859)          (255,954)

Income tax benefit                                                                       (20,521)           (59,682)
                                                                                     -----------       ------------


Net loss                                                                             $   (28,338)      $   (196,272)
                                                                                     ===========       ============


Net loss per share - basic and diluted                                               $      (.01)      $      (.05)
                                                                                     ===========       ============

Weighted average shares outstanding                                                    4,604,088          4,354,088
                                                                                     ===========       ============



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                             STATEMENTS OF OPERATION

                                   (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                     FEBRUARY 29       FEBRUARY 28
                                                        2000              1999
                                                     -----------       -----------

Net  Sales                                         $ 14,265,490       $ 15,916,407
                                                   ------------       ------------

Cost of sales:                                       10,075,248         11,518,738
                                                   ------------       ------------
Gross margin                                          4,190,242          4,397,669

Operating expenses:
    Sales and marketing                               2,674,249          2,676,810
    General and administrative                        1,879,578          2,038,849
                                                   ------------       ------------
                                                      4,553,827          4,715,659
                                                   ------------       ------------
Operating loss                                         (363,585)          (317,990)

Interest income (expense)                                16,672            (13,111)
                                                   ------------       ------------
Loss before income taxes                               (346,913)          (331,101)

Income tax benefit                                      (82,728)           (58,097)
                                                   ------------       ------------
Net loss                                           $   (264,185)      $   (273,004)
                                                   ============       ============


Net loss per share - basic and diluted             $       (.06)     $       (.06)
                                                   ============      =============

Weighted average shares outstanding                   4,541,587          4,354,088
                                                   ============      =============



                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                            FEBRUARY 28
                                                                                      2000                1999
                                                                                 -------------        ------------

Operating Activities
   Net loss                                                                      $    (264,185)       $   (273,004)


   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                 211,211             172,459
         Deferred taxes                                                                (48,600)             13,630
         Provision for losses on accounts receivable                                    32,295              32,102
         Provision for inventory obsolescence                                          (78,912)             13,336
         Net changes in operating assets and liabilities:
            Trade receivable                                                          (208,003)            787,868
            Inventories                                                                231,516             584,775
            Prepaid expenses and other assets                                          (68,079)            (48,406)
            Accounts payable                                                           568,073            (585,384)
            Accrued expenses                                                           (97,151)           (253,101)
            Income tax receivable                                                      372,766                --
            Unearned Billings                                                            --                (27,929)
             Other Assets                                                              (50,277)            (10,775)
                                                                                 -------------        ------------
Net cash provided by operating activities                                              600,654             405,571

INVESTING ACTIVITIES
   Purchase of property and equipment                                                  (85,750)           (261,176)

   Capitalized service inventory                                                         --                  4,555
                                                                                 -------------        ------------
Net cash used in investing activities                                                  (85,750)           (256,621)

FINANCING ACTIVITIES
   Proceeds from stock issued                                                           70,000
   Purchase of treasury stock                                                                              (39,380)
                                                                                 -------------        ------------
Net cash (used in) financing activities                                                 70,000             (39,380)
                                                                                 -------------        ------------
Change in cash and cash equivalents                                                    584,904             109,570
Cash and cash equivalents beginning period                                             173,668             362,830
                                                                                 -------------        ------------
Cash and cash equivalents, end of period                                          $    758,572        $    472,400
                                                                                  ============        ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                 $      --           $     12,938
         Income taxes                                                             $      --           $       --


                             See accompanying notes

                            INOTEK TECHNOLOGIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (UNAUDITED)

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

2.    LINE OF CREDIT

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

The Company's total sales increased by only 0.9% to $4,779,322 for the third quarter ended February 29, 2000 from $4,735,875 for the third quarter of the prior year, while gross margin increased 6.3% to $1,421,627 from $1,336,990 for the same period. Sales increased during the third quarter of fiscal year 2000 as compared to the third quarter of fiscal year 1999 by only $43,447 due primarily to a soft market. The Company continued to experience a downturn in the petro-chemical market and the impact of project dollars being channeled in Y-2K fixes not related to our equipment. The increase in gross margin dollars is due to the increase in contribution of our calibration service business. The Y-2K issues should be over and the petro-chemical market has begun to show signs of a turnaround. Their spending for capital projects should resume at normal rates.

Sales and marketing costs during the third quarter of fiscal year 2000 decreased 7.3% or $69,719 as compared with the third quarter of the previous year. General and administrative costs decreased 5.7% or $36,610 during the third quarter ending February 29, 2000 as compared with the third quarter of fiscal year 1999.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $758,572 and $173,668 at February 29, 2000 and May 31, 1999, respectively. At February 28, 2000 the maximum available borrowings under the revolving credit facility amounted to $500,000. The Company's current assets exceeded its current liabilities at February 29, 2000 and May 31, 1999 by $2,875,484 and $3,032,226, respectively.

The Company's funding requirements during the quarter were met through cash on hand and cash provided by operations. On September 23, 1999, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit facility of up to $500,000. The credit line provides for borrowings based on the value of the Company's receivables, at the bank's prime rate plus one per cent and is secured by receivables and inventory. The Company has no material commitment for capital expenditures as of February 29, 2000.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

None pending

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              1. Exhibit (20)-Report furnished to security holders.

              2. Exibit 27 - Financial Data Schedule

         (b)  Reports on 8-K:

              No reports on Form 8-K were filed in the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INOTEK TECHNOLOGIES CORP.
                                         (REGISTRANT)



Date:  April 14, 2000                    /s/ Neal E. Young
                                         --------------------------------------
                                         (Officer)
                                         Neal  E. Young
                                         Chairman of the board




Date:  April 14, 2000                    /s/ Dennis W. Stone
                                         --------------------------------------
                                         (Officer)
                                         Dennis W. Stone
                                         Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  20         -         Report furnished to security holders.

  27         -         Financial Data Schedule