Form 10-K
period 2000-05-31
INOTEK TECHNOLOGIES CORP
filed 2000-08-29
CIK 818017

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended May 31, 2000	Commission File Number-0-16101

INOTEK Technologies Corp. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 11212 Indian Trail, Dallas, Texas (Address of principal executive offices)	75-1986151 (I.R.S. Employer Identification No.) 75229 (Zip Code)

Registrant’s telephone number, including area code: (972) 243-7000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock, .01 par value (Title of Class)	NASDAQ (Name of each exchange on which registered)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 27, 2000 was $4,028,577.

Shares of Common Stock outstanding at August 27, 2000 were 4,604,088.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated part of this report: Proxy statement for annual meeting of shareholders to be held October 16, 2000 which will be filed with the Securities and Exchange Commission on September 10, 2000 — Part III.

PART I

ITEM 1. BUSINESS

General

INOTEK Technologies Corp. (the Company), previously known as Entronics Corporation, was incorporated in Texas in June 1984 and began operations in October 1984. In October 1991, the Company merged with and assumed the name of its wholly owned subsidiary, Inotek Technologies Corp. In June 1987, the Company entered into an Agreement and Plan of Reorganization whereby the Company was dissolved as a Texas Corporation and incorporated as a Delaware corporation. The Texas Corporation transferred substantially all its assets and liabilities to the Delaware Corporation in exchange for 3,806,250 shares of the Delaware Corporation’s common stock, which was distributed to shareholders of the Texas Corporation. In addition, 10,000,000 shares of $.01 par value common stock were authorized and a three-for-two split of the Company’s common stock was affected. In August 1987, the Company consummated its initial public offering with the registration of 1,000,000 shares of common stock with the Securities and Exchange Commission. The offering consisted of 400,000 shares sold by the Company and 600,000 shares sold by officers/shareholders.

In June 1989, the Company acquired INOTEK Corporation, a privately held Texas corporation, through the merger with the Company’s wholly owned subsidiary, Entronics INOTEK Acquisition Corporation, which later changed its name to INOTEK Technologies Corp. In fiscal year 1990, INOTEK Technologies Corp., acquired three distribution and sales representative companies, which provide the same basic services as Inotek Technologies Corp.

Distribution/Representative Sales and Service
Products and Operations

INOTEK’s role as a high technology distribution and service company is a function of meeting the needs of two constituencies: (1) the customers (end users) of its products and services; and (2) the product vendors that it represents. INOTEK’s base distribution business covers a broad range of product lines from highly engineered technically advanced items to commodity-oriented devices or components where customers purchase single or multiple quantities of specific products. Representative product lines are shipped by the manufacturer to the end customer with INOTEK receiving a commission for its marketing and support effort. The industrial marketplace includes: (1) Process controls and instrumentation –products utilized in the manipulation of pressure, temperatures, and flows and the measurement of their physical properties; (2) Test equipment –portable instrumentation used in diagnostic evaluation of electronic, process, or automation equipment; and (3) Information management –the computer hardware and software, programmable logic controller, responsible for the master control of a factory process. Among INOTEK’s major product lines are Action and OPTO 22 –process instrumentation I/O, Fluke electronic test equipment, Tektronix oscilloscopes and US Data factory automation software.

INOTEK provides technical service, which involves the repair and calibration of customer-owned manufactured equipment. Technical services also are provided for products manufactured in a semi-finished state (i.e. process control/information management products) which require final configuration to meet customer’s specification.

ITEM 1. BUSINESS (continued)

The Company presently has a number of contracts for its Dallas, Houston, Kansas City, Chicago and Charlotte calibration laboratories. INOTEK has various certifications for its calibration laboratories including ISO9002 which enables it to offer calibration services to companies certified under this standard. Many of these services are provided at an additional charge to the customer. The Company believes that this will become an increasingly lucrative part of its overall business. These opportunities are generally contractual in nature involving from 100 to 1,000 or more instruments and range in value from $1,000 to $100,000 per on-site installation generally renewable from year to year.

Unique Position

Because calibration services contracts present significant revenue opportunities and can leverage additional product sales as replacements for obsolete or use-depleted equipment and the ability to further penetrate existing accounts with new or upgraded products, INOTEK sees this as a driver of growth.

Patents and Trademarks

INOTEK believes that its corporate logo has significant recognition throughout the industry and has registered it as a trademark.

Marketing

At May 31, 2000, INOTEK had a sales force of 35 employees directly engaged in sales and marketing of its products and services in 21 southern, midwestern and western states. INOTEK’s success as a high profile distributor/representative of medium-to-high technology products has been made possible through the establishment and cultivation of relationships with well-known product vendors. Already well established in the Southwest, INOTEK expanded into the Midwest through the purchase of Pacific Indicator Company in August 1989, into the South and Southeast in November 1989, through the acquisition of the Sesco Division of Austin based Quinstar, Inc. and, in April 1990, into Virginia and North and South Carolina through the acquisition of Mill-Power Technologies, an affiliate of Charlotte-based Duke Power company. In 1996, INOTEK opened its Kansas City branch and in September 1998, a new branch operation in Denver, Colorado to service the Rocky Mountain Region. In addition, INOTEK publishes a catalog that is distributed widely to current and potential customers as well as being published on its Internet Web site.

INOTEK sells and markets its products and services in a variety of ways. The Company has 14 highly trained technical inside sales representatives who service customer needs through in-bound telemarketing. There are 13 outside sales representatives who make in-person calls on major accounts primarily in search of project-type business or significant calibration contracts. INOTEK also publishes a catalog of its products every 18-24 months and keeps it current on its Internet Web site or through its FAX –ON-DEMAND System. The Company also engages periodic out-bound telemarketing and mass mailings to its customers.

Competition

Competition in the high technology, product distribution/representative market has entered into a dramatic state of change in the past twelve months. The advent of business-to-business electronic commerce has created both a negative and positive impact on our business. Negatively, a few of the manufacturers whose products we sell on a non-exclusive basis have used their web sites to take business directly. This has decreased our sales of some lower tech commodity-type products for which the customers need little or no technical assistance. Additionally, some of our direct competitors have begun selling these same types of products on their web sites at significantly reduced prices causing overall margin erosion in these types of products. This would pertain primarily to Fluke and Tektronix instrumentation.

Positively, the company has experienced an increase in sales in both our more sophisticated and exclusive representation products. The need for technical sales assistance for companies that do not have in-house engineering or technical expertise has increased as our competitors or manufacturers have sought to force customers to faceless E-Commerce. INOTEK believes that E-Commerce will continue to erode its sales (and profit margins) in commodity type, non-exclusive products. To counteract this challenge, the Company has been adding to and emphasizing its more sophisticated and exclusive product lines and increasing its repair and calibration capabilities and credentials. The Company believes that these areas provide much higher margins and are not particularly impacted by E-commerce and can be enhanced by providing technical data via the Internet.

Employees

At May 31, 2000 INOTEK had 66 full time employees. INOTEK’s employees are not covered by collective bargaining agreements and management believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases a 24,000 square foot facility in Dallas, Texas at a base rent of $7,000 per month or $84,000 per year. Management believes that this facility, which houses the Company’s corporate personnel and certain INOTEK operations, sales and service personnel, will be adequate for the foreseeable future: however, the Company’s future facilities requirements will depend upon the success of the Company’s business.

INOTEK also has branch offices in the following locations:

Houston, Texas Tulsa, Oklahoma Kansas City, Missouri	Chicago, Illinois Charlotte, North Carolina Denver, Colorado

ITEM 3. LEGAL PROCEEDINGS

None pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended May 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

On June 8, 1998, the Company’s Commons stock was delisted from the National Association of Security Dealer’s, Inc. Automatic Quotation System (NASDAQ) Small Cap Market due to the inability of the stock to trade above the minimum bide price of $1.00. As of June 9, 1998, the stock has been trading via the electronic bulletin board system under the symbol INTK. The following table sets forth the quarterly high and low prices reported on the NASDAQ Small Cap Market for the years ended May 31, 2000 and 1999.

QUARTERLY STOCK PRICES
FISCAL YEARS ENDED MAY 31

	2000		1999
	High	Low	High	Low
Jun – Aug	1	13/32	1-5/16	25/32
Sep – Nov	1/2	1/4	1-9/32	25/32
Dec – Feb	21/32	3/8	1-1/16	11/16
Mar – May	3/4	3/8	1-7/32	15/32

At August 27, 2000, 4,604,088 shares of the Company’s Common Stock were issued and outstanding to 756 holders of record.

Dividends

The Company has not declared cash dividends since inception and has no intention to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and notes thereto, and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The following selected financial data is not covered by the “Report of Independent Certified Public Accountants” included elsewhere herein.

Fiscal Year Ended May 31
(000’s except per share data)

	2000	1999	1998	1997	1996

Operating Data:
Net sales	$ 19,419	$ 20,593	$25,458	$24,758	$24,534
Gross profit	4,766	5,794	7,251	7,099	6,761
Earnings (loss) before income taxes	(275)	(558)	323	917	345
Net earnings (loss)	(170)	(405)	177	527	156
Earnings Per Share
Basic
Net earnings (loss) per share	(.04)	(.09)	.04	.12	.04
Diluted
Net earnings (loss) per share	(.04)	(.09)	.04	.12	.03
Balance Sheet Data:
Total assets	7,329	7,110	8,753	9,183	8,050
Long-term obligations	38	38	—	60	—
Shareholders’ equity	5,700	5,801	6,245	6,068	5,541

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
2000 vs. 1999

The 5.7% decrease in net sales in 2000 compared to 1999 is due to the impact of E-Commerce on our sales of non-exclusive, lower technology instrumentation products as well as the residual effect of extraordinary Y2K spending from customers which adversely impacted available automation project expenditures. These events have had a dramatic negative impact on our sales, as well as the entire process industry.

Sales and marketing expenses decreased by 4.7% to $2,826,334 in 2000 from $2,965,604 in 1999, due to the elimination of our in house marketing organization and lower commission payments resulting from reduced sales. General & administrative costs decreased by 11.7% to $2,243,094 in 2000 from $2,540,059 in 1999 due to reduction of head count and the benefits of increased automation. We have been continously upgrading our service equipment capabilities at our Kansas City, Dallas, Charlotte and Houston branches.

Interest income (expenses) increased from expenses of $16,491 in 1999 to $28,736 of income in 2000 due to the payoff of any outstanding balance on the line of credit and implementation of a sweep account to earn interest on unused cash on hand.

A tax benefit in the amount of $108,981 was recorded in 2000 as compared with a $153,154 of benefit in 1999. The effective tax rates in 2000 and 1999 are (38%) and (27%), respectively.

1999 vs. 1998

The 19.1% decrease in net sales in 1999 compared to 1998 is due to a combination of economic downturn in Southeast Asia, retrenchment in the Oil and Gas industry and project delays due to spending on the Y2K issues. These events have had a negative impact on our sales, as well as the entire process industry.

Sales and marketing expenses decreased by 9% to $2,965,604 in 1999 from $3,261,304 in 1998, due to lower compensation costs. General & administrative costs decreased by 19.8% to 2,540,059 in 1999 from $3,168,206 in 1998 due to lower compensation costs. We opened a new Denver, Colorado branch, while adding calibration and repair services to our existing Charlotte, North Carolina and Houston, Texas branches.

Interest expense decreased from $23,191 in 1998 to 16,491 in 1999 due to lower average borrowings during the year.

A tax benefit in the amount of $153,154 was recorded in 1999 as compared with a $146,313 expense that was recorded in 1998. The effective tax rates for 1999 and 1998 are (27%) and 45% respectively due to the Company’s use of a net operating loss carry back to prior years to obtain credit for taxes paid.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Inflation

The impact of inflation or changing prices has not had a material economic effect (other than normal industry trends) on past business operations or projected future activity.

Liquidity and Capital Resources

The Company’s cash amounted to $632,970 and $173,668, at May 31, 2000 and 1999, respectively. Cash provided by or used in operations during the years ended May 31, 2000, 1999, and 1998 amounted to $665,215, $405,287 and $637,870, respectively.

On September 23, 1999, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit facility of up to $500,000. The credit line provides for borrowings based on the value of the Company’s receivables, at the bank’s prime rate plus one percent and is secured by receivables and inventory. The Company did not draw down on the line of credit during the year.

In February 1991, two officer/shareholders agreed to make available to the Company an unsecured, ten-year, standby line of credit of $500,000, available on demand and renewable annually.

Other than that previously mentioned, the Company has not identified any matter out of the normal course of operations that may have an impact on the Company’s future operations and has no material commitments of capital resources other than normal business operations. Expenditures for working capital and property and equipment should remain consistent with previous operating requirements and with the size of a company in our industry.

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

Forward Looking Statements

This Report may contain forward-looking statements based on current expectations, estimates and projections about INOTEK’s industry, management’s beliefs and assumptions made by management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore actual results may differ materially from those expressed or forecast in any such forward-looking statements. INOTEK undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page 9.

INOTEK Technologies Corp.

Index to Financial Statements

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
INOTEK Technologies Corp.

We have audited the accompanying balance sheets of INOTEK Technologies Corp. as of May 31, 2000 and 1999 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INOTEK Technologies Corp. as of May 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2000, in conformity with generally accepted accounting principles of the United States of America.

We have also audited Schedule II of INOTEK Technologies Corp. for each of the three years in the period ended May 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP
Dallas, Texas
August 14, 2000

INOTEK Technologies Corp.

Balance Sheets

	May 31
	2000	1999

ASSETS
Current assets:
Cash	$ 632,970	$ 173,668
Trade receivables, net of allowance for doubtful accounts
of $111,837 in 2000 and $73,221 in 1999	2,336,758	2,181,222
Inventories	1,247,903	1,409,887
Deferred income taxes	89,028	103,232
Income taxes receivable	74,899	352,120
Prepaid expenses and other assets	156,314	83,913

Total current assets	4,537,872	4,304,042
Property and equipment, net	801,553	755,400
Goodwill, net of accumulated amortization of $716,157 in 2000
and $650,242 in 1999	1,925,795	1,991,709
Other assets	63,332	59,008

Total assets	$ 7,328,552	$ 7,110,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$ 1,281,474	$ 927,953
Accrued expenses	308,374	343,863

Total current liabilities	1,589,848	1,271,816
Deferred income taxes, net	38,191	37,626
Shareholders’ equity:
Common shares, $.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 4,604,088 in 2000 and 4,354,088 in 1999	46,041	43,541
Additional paid-in capital	3,367,046	3,299,546
Retained earnings	2,326,806	2,497,010

	5,739,893	5,840,097
Less: Common stock in treasury -at cost, 100,000 shares	(39,380)	(39,380)

Total shareholders’ equity	5,700,513	5,800,717

Total liabilities and shareholders’ equity	$ 7,328,552	$ 7,110,159

The accompanying notes are an integral part of these financial statements.

INOTEK Technologies Corp.

Statements of Operations

	Year ended May 31
	2000	1999	1998

Net sales	$ 19,418,644	$ 20,592,805	$ 25,458,442

Cost of goods sold	14,653,025	15,628,845	18,682,643

Gross margin	4,765,619	4,963,960	6,775,799
Operating expenses
Sales and marketing	2,826,334	2,965,604	3,261,304
General and administrative	2,243,094	2,540,059	3,168,206

	5,069,428	5,505,663	6,429,510

Operating income (loss)	(303,809)	(541,703)	346,289
Interest income (expense)	28,736	(16,491)	(23,191)

Earnings (loss) before income taxes	(275,073)	(558,194)	323,098
Income tax provision (benefit)	(104,869)	(153,154)	146,313

Net earnings (loss)	$ (170,204)	$ (405,040)	$ 176,785

Basic and diluted earnings(loss) per common share	$ (.04)	$ (.09)	$ .04

The accompanying notes are an integral part of these financial statements.

INOTEK Technologies Corp.

Statement of Shareholders’ Equity

	Common Shares		Additional Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balances at June 1, 1997	4,354,088	$43,541	$3,299,546	$ 2,725,265	$ —	$ 6,068,352
Net earnings	—	—	—	176,785	—	176,785

Balances at May 31, 1998	4,354,088	43,541	3,299,546	2,902,050	—	$ 6,245,137
Purchase of Treasury Stock	—	—	—	—	(39,380)	(39,380)
Net loss	—	—	—	(405,040)	—	(405,040)

Balances at May 31, 1999	4,354,088	43,541	3,299,546	2,497,010	(39,380)	$ 5,800,717
Exercise of warrants	250,000	2,500	67,500	—	—	70,000
Net loss	—	—	—	(170,204)	—	(170,204)

Balances at May 31, 2000	4,604,088	$46,041	$3,367,046	$ 2,326,806	$ (39,380)	$ 5,700,513

The accompanying notes are an integral part of this financial statement.

INOTEK Technologies Corp. Statements of Cash Flows

	Year ended May 31
	2000	1999	1998

Operating Activities
Net earnings (loss)	$(170,204)	$ (405,040)	$ 176,785
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Depreciation and amortization	294,512	236,916	235,251
Deferred taxes	14,769	160,315	45,427
Loss on sale of equipment	1,162	7,805	—
Net changes in operating assets and liabilities:
Trade receivables	(155,536)	1,026,162	411,655
Inventories	161,984	721,268	22,856
Prepaid expenses and other assets	(72,401)	(11,264)	92,591
Accounts payable-trade	353,521	(715,489)	(221,647)
Income taxes receivable	277,221	(291,631)	(46,829)
Accrued expenses	(35,489)	(320,911)	(111,379)
Other assets	(4,324)	(2,844)	8,427

Net cash provided by operating activities	665,215	405,287	613,137

Investing Activities
Proceeds from sale of equipment	2,626	2,000	—
Purchases of property and equipment	(278,539)	(357,069)	(352,909)

Net cash used in investing activities	(275,913)	(355,069)	(352,909)

Financing Activities
Exercise of Warrants	70,000	—	—
Payments on bank borrowings	—	(200,000)	(200,000)
Payments on notes payable	—	—	(73,543)
Purchase of treasury stock	—	(39,380)	—

Net cash provided by (used in) financing activities	70,000	(239,380)	(273,543)

Increase(decrease) in cash	459,302	(189,162)	(13,315)
Cash at beginning of year	173,668	362,830	376,145

Cash at end of year	$ 632,970	$ 173,668	$ 362,830

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$ —	$ 16,492	$ 25,045
Income taxes	$ 13,958	$ 17,049	$ 97,583
The accompanying notes are an integral part of these financial statements.

INOTEK Technologies Corp.

Notes to Financial Statements

May 31, 2000, 1999, and 1998

1.	Summary of Significant Accounting Policies

Organization and Business

INOTEK Technologies Corp. (the Company) operates in one basic industry –the Company provides end users and engineering contractors with product sales and calibration/repair servicing of process controls and instrumentation, information management products, and test and measurement equipment.

Inventories

Inventories consist of finished goods and are valued at the lower of average cost or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the individual assets, ranging from three to seven years.

Goodwill and Intangible Assets

The Company has classified as goodwill the cost in excess of fair value of the net assets of acquired companies. Goodwill is being amortized on a straight-line basis over 40 years. At each balance sheet date, the Company evaluates the reliability of goodwill based on non-discounted estimated future cash flows. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at May 31, 2000. Non-compete agreements and other intangible assets are being amortized on a straight-line basis over the estimated lives of the individual assets, ranging from one to seven years.

Revenue Recognition

Sales of products and services are recorded as products are shipped or services are rendered.

Earnings (Loss) per Share

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Concentrations of Credit Risk

The Company markets its products and services to a diverse group of manufacturing companies in various industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

INOTEK Technologies Corp.

Notes to Financial Statements (continued)

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and provide the pro forma disclosures prescribed by SFAS 123.

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 presentation in order to conform with the 2000 presentation.

INOTEK Technologies Corp.

Notes to Financial Statements (continued)

2.	Property and Equipment

Property and equipment at May 31 consist of:

	2000	1999

Furniture and fixtures	$ 818,092	$ 818,092
Machinery and equipment	1,871,224	1,607,611
Leasehold improvements	124,580	112,637
Vehicles	8,869	8,869

	2,822,765	2,547,209
Accumulated depreciation and amortization	(2,021,212)	(1,791,809)

	$ 801,553	$ 755,400

3.	Accrued Expenses

Accrued expenses at May 31, 2000 and 1999, include accrued compensation costs of $74,528 and $163,340 respectively.

4.	Line of Credit

On September 23, 1999, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit facility of up to $500,000. The credit line provides for borrowings based on the value of the Company’s receivables, at the bank’s prime rate plus one percent and is secured by receivables and inventory. The company did not draw down on the line of credit during the year.

5.	Lease Commitments

The Company leases office and manufacturing space and equipment under various non-cancelable lease agreements. Several of the space leases contain options for renewal or early termination. Total rent expense was $320,676, 310,053, and $290,309 for the years ended May 31, 2000, 1999 and 1998, respectively. As of May 31, 2000, the future minimum rental payments are as follows:

Year ending May 31
2001	297,005
2002	257,779
2003	204,771
2004	130,243
2005	125,000
Thereafter	423,000

$1,437,798

INOTEK Technologies Corp.

Notes to Financial Statements (continued)

6.	Earnings (Loss) Per Share

A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share is as follows:

Year ended May 31, 2000	Income (Loss)	Shares	Per-share amount

Basic and diluted earnings per common share
Net loss	$(170,204)	4,452,005	$(.0	4)

Year ended May 31, 1999	Income (Loss)	Shares	Per-share amount

Basic and diluted earnings per common share
Net loss	$(405,040)	4,316,588	$(.0	9)

Year ended May 31, 1998	Income (Loss)	Shares	Per-share amount

Basic earnings per common share
Net earnings	$ 176,785	4,354,088	$ .04

Effective of dilutive securities
Stock options		31,893
Warrants		202,492

Diluted earnings per common share	$ 176,785	4,588,473	$ .04

7.	Employee Benefit Plans

In 1987, the Company established the Inotek Technologies Corp. 401(k) Savings Plan & Trust (the Plan) to provide eligible employees with a retirement savings plan. On January 1, 1993, the Plan was amended to allow employees to defer up to 15% o their compensation and provide for a matching contribution by the Company of up to 3% of each eligible employee’s compensation. A vesting schedule was also adopted providing for participant’s vesting in Company contributions over seven years with forfeitures allocated to remaining participants. All employees are eligible to participate in the Plan upon completing six months of service. The Company expensed $56,800, $64,342, and $88,496 for Plan contributions for the years ended May 31, 2000, 1999, and 1998, respectively.

8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company has a net operating loss carry forward of $23,000, which expires in 2020. Significant components of the Company’s deferred tax assets and liabilities as of May 31, 2000 and 1999 are as follows:

	2000	1999

Deferred tax assets:
Allowance for doubtful accounts	$41,380	$ 27,092
Accrued expenses	11,091	16,843
Inventory	36,557	65,886
Net operating loss carry forwards	7,807	—

Total deferred tax assets	96,835	109,821

Deferred tax liabilities:
Property and equipment	45,998	37,626
Prepaid expenses	—	6,589

Total deferred tax liabilities	45,998	44,215

Total net deferred tax assets	$50,837	$ 65,606

Significant components of the provision for income taxes as of May 31 are as follows:

	2000	1999	1998

Current:
Federal	$(133,597)	$(334,788)	$ 86,264
State	13,958	21,309	14,622

	(119,639)	(313,469)	100,886
Deferred:
Federal	14,769	160,315	45,427

	$(104,869)	$(153,154)	$146,313

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense (benefit) is as follows:

	2000	1999	1998

Tax at U.S. statutory rates	(34%)	(34)%	34%
Amortization of goodwill	8	4	7
State income taxes, net of federal benefit	(3)	5	3
Nondeductible sales expenses	7	6	10
Change in estimate of prior year taxes	(16)	—	—
Other	—	(8)	(9)

	(38%)	(27)%	45%

INOTEK Technologies Corp.

Notes to Financial Statements (continued)

9.	Stock-Based Compensation Plans

The Company adopted an Incentive/Nonqualified Stock Option Plan (the 1987 Plan) in June 1987 and the INOTEK Technologies Corp. Stock Option Plan (the 1993 Plan) in October 1993 whereby the Company may grant up to 100,000 and 200,000 qualified and nonqualified incentive stock options, respectively, to key employees, excluding employees who own more than 10% of the Company’s outstanding stock. Options covering 14,750 shares of the Company’s common stock granted under the 1987 Plan had an exercise price of $.93 per share and expire between 1999 and 2001. Options covering 133,500 shares of the Company’s common stock granted under the 1993 Plan vest over four years, are exercisable over a ten year period from the date of issuance, had an initial exercise price of $1.06 per share, and expire between 2003 and 2008. At May 31, 2000, outstanding options for 7,700 and 95,500 shares were exercisable under the 1987 and 1993 plans, respectively.

The Company granted two officers/shareholders warrants to purchase common stock at an initial exercise price of $1 per share for 250,000 shares each or a total of 500,000 shares. One officer/shareholder exercised warrants for 250,000 shares during 2000, leaving 250,000 warrants outstanding at May 31, 2000. The warrants expire on February 11, 2001.

The exercise price of all options and warrants equals the fair market value of the Company’s common stock as of the date of grant. In December 1995, the exercise price of all options under both plans and warrants was reset to $.50 per share which represented the fair market value at the time. In October 1998, the exercise price of all options under both plans and all warrants was reset to 0.28 per share, which represented the fair market value at that time.

The Company has adopted only the disclosure provisions of SFAS 123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation costs for stock-based compensation plans been determined consistent with SFAS 123, the Company’s net earnings (loss) and net earnings (loss) per common share for 2000, 1999 and 1998 would approximate the pro forma amounts indicated below:

	2000	1999	1998

Net earnings (loss)
As reported	$ (170,204)	$ (405,040)	$ 176,785
Pro forma	$ (185,179)	$ (427,736)	$ 173,116
Basic earnings (loss)
per common share
As reported	$ (.04)	$ (.09)	$ .04
Pro forma	$ (.04)	$ (.10)	$ .04
Diluted earnings (loss)
per common share
As reported	$ (.04)	$ (.09)	$ .04
Pro forma	$ (.04)	$ (.10)	$ .04

INOTEK Technologies Corp.

Notes to Financial Statements (continued)

9.	Stock-Based Compensation Plans (continued)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1995, expected volatility of 140%, risk-free rate of 5.8%, and expected life of 7 years. The weighted average fair value of options granted during 1998 was $.48.

The following table summarizes activity under the Plans:

	Shares under Option	Weighted average exercise price

Balance at June 1, 1997	115,750	$.28
Canceled	(37,000)	.28

Balance at May 31, 1998	78,750.28

Granted	148,000.28

Cancelled	(14,500)	.28

Balance at May 31, 1999	212,250.28
Cancelled	(7,050)	—

Balance at May 31, 2000	205,200	$.28

Exercisable at May 31:

	Shares under Option	Weighted average exercise price

1998	62,250	$.28
1999	68,000	$.28
2000	103,200	$.28

The following information applies to options at May 31, 2000:

	Exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price

Outstanding	$.28	205,200	5.8 years	$.28
Exercisable	$.28	103,200	5.8 years	$.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held on October 18, 1999 (the Proxy Statement) under the heading “Election of Directors,” which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

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

(b) Reports on Form 8-K

There were no Form 8-K reports filed during the quarter ended May 31, 2000.

INOTEK Technologies Corp.

Schedule II

Valuation and Qualifying Accounts

Years Ended May 31, 2000, 1999, and 1998

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year

Allowance for doubtful accounts
2000	$73,221	$52,384	$13,768	$111,837
1999	$57,403	$41,519	$25,701	$ 73,221
1998	$45,182	$47,687	$35,466	$ 57,403

Note: During 2000, 1999 and 1998, deductions consist of the write-off of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOTEK Technologies Corp.
(Registrant)

By: /s/ Neal E. Young
       ——————————————
Neal E. Young, August 17, 2000
(Chairman of the Board)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Wilson J. Prokosch
————————————————
Wilson J. Prokosch, August 17, 2000
(Director)

/s/ Dennis W. Stone
————————————————
Dennis W. Stone, August 17, 2000
(Director, Chief Executive Officer)

/s/ David L. White
————————————————
David L. White, August 17, 2000
(Director)

/s/ H. P. McCoy
————————————————
H. P. McCoy, August 17, 2000
(Director)

/s/ Neal E. Young
————————————————
Neal E. Young, August 17, 2000
(Chairman of the Board)