Form 10QSB
period 2000-08-31
INOTEK TECHNOLOGIES CORP
filed 2000-10-13
CIK 818017

United States SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended August 31, 2000	Commission File Number 0-16101

INOTEK Technologies Corp. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1986151 (I.R.S. Employer Identification No.)

11212 Indian Trail, Dallas, Texas (Address of principal executive offices)	75229 (Zip Code)

Registrant’s telephone number including area code, 972-243-7000.

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

Yes _X_         No ___

4,854,088 shares of common stock, $.01 par value (the issuer’s only class of common stock), were outstanding as of August 31, 2000.

INOTEK Technologies Corp.

INDEX

Page No.
Part I. Financial information

Item 1. Financial Statements:

Balance Sheets as of August 31, 2000 (unaudited) and May 31, 2000	1

Statements of Operation for the Three Months Ended August 31, 2000
and August 31, 1999 (unaudited)	2

Statements of Cash Flows for the Three Months Ended August 31, 2000
and August 31, 1999 (unaudited)	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	5

Part II. Other Information

Item 1. Legal Proceedings	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 6. Exhibits and Reports on Form 8-K	6

Signatures	7

INOTEK Technologies Corp.

Balance Sheets

	August 31 2000 (unaudited)	May 31 2000

ASSETS
Current assets:
Cash and cash equivalents	$363,628	$632,970
Trade receivables, net of allowance for doubtful accounts
of $117,952 at August 31 and $111,837 at May 31	2,467,412	2,336,758
Inventories	1,185,001	1,247,903
Deferred taxes	80,789	89,028
Income tax receivable	86,628	74,899
Prepaid expenses and other assets	171,948	156,314

Total current assets	4,355,406	4,537,872
Property and equipment, net	786,476	801,553
Goodwill, net of accumulated amortization of $732,636 at
August 31 and $716,157 at May 31	1,909,316	1,925,795
Other assets	131,808	63,332

Total assets	$7,183,006	$7,326,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,147,326	$1,281,474
Accrued expenses	266,601	308,374

Total current liabilities	1,413,927	1,589,848
Deferred Tax Liability	30,230	38,191
Shareholders’ equity:
Common shares, $.01 par value:
Authorized shares, 10,000,000
Issued and Outstanding shares
4,854,088 at August 31 and 4,604,088 at May 31	48,541	46,041
Additional paid-in-capital	3,434,547	3,367,046
Retained earnings	2,295,141	2,326,806

Total shareholders’ equity	5,778,229	5,739,893
Less: Common stock in treasury at cost, 100,000 shares in 1999	(39,380)	(39,380)

Total Shareholders’ equity	5,738,849	5,700,513

Total liabilities and shareholders’ equity	$7,183,006	$7,328,552

See accompanying notes 1

INOTEK Technologies Corp.

Statements of Operations

(unaudited)

	Three Months Ended
	August 31 2000	August 31 1999

Net sales	$4,819,624	$4,288,119

Cost of goods sold	3,600,092	3,258,733

Gross margin	1,219,532	1,029,386

Operating expenses:
Sales and marketing	729,702	728,149
General and administrative	542,717	568,061

	1,272,419	1,296,210

Operating loss	(52,887)	(266,824)
Interest income	13,693	4,837

Loss before income taxes	(39,194)	(261,987)
Income tax benefit	(7,527)	(49,140)

Net loss	$(31,667)	$(212,847)

Net loss per share – basic and diluted	$(.01)	$(.05)

Weighted average shares outstanding	4,612,240	4,392,131

See accompanying notes 2

INOTEK Technologies Corp.

Statements of Cash Flows

(unaudited)

	Three Months Ended August 31
	2000	1999

Operating Activities
Net loss	(31,667)	$(212,847)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	80,404	70,678
Deferred taxes	(4,918)	(38,752)
Provision for losses on accounts receivable	6,115	4,683
Net changes in operating assets and liabilities:
Accounts receivable	(136,769)	590
Inventories	62,903	60,990
Prepaid expenses and other assets	(10,438)	(132,242)
Accounts payable	(134,311)	263,058
Accrued expenses	(45,536)	19,795
Income Tax Payable	(7,805)	61,100

Net cash provided by (used in) operating activities	(222,022)	97,053

Investing Activities
Purchase of property and equipment	(46,558)	(43,249)
Increase in other assets	(70,762)	(6,833)

Net cash used in investing activities	(117,320)	(50,082)

Financing Activities
Exercise of warrants	70,000	70,000

Net cash provided by financing activities	70,000	70,000

Change in cash and cash equivalents	(269,342)	116,971
Cash and cash equivalents, beginning of period	632,970	173,668

Cash and cash equivalents, end of period	$363,628	$290,639

Supplemental Disclosures of Cash Flow Information:
Cash received during the period for:
Interest	$13,693	$4,837

3

INOTEK Technologies Corp. Notes to Financial Statements Three Months Ended August 31, 2000 (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 2000.

2.	Long-term debt

On September 15, 2000, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit arrangement of up to .5 million. The credit arrangement provides for borrowings based on the Company’s trade receivables, at the bank’s prime rate plus one percent and is collateralized by trade receivables and inventories.

4

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter 2001 Compared to First Quarter 2000

The Company’s total sales increased 12.4% to $4,819,624 for the first quarter ended August 31, 2000 from $4,288,119 for the first quarter of the prior year, while gross margins increased 18.5% to $1,219,532 from $1,029,386 for the same period.

The oil and gas industry is beginning to show signs of a turnaround as the price of oil has stabilized at higher levels. Improvement is most evident in the upstream process segment of this industry, which is defined as drilling, exploration and pipeline. This segment is beginning to increase its expenditures on our type of products. The downstream process segment, which is defined as the petrochemical processing plants, while operating at full capacity, is negatively affected in its profitability by the higher price of oil. Once oil stabilizes in the mid $20‘s/barrel range, the downstream processing segment should begin to increase its MRO (maintenance, repair and operation) spending and some plant expansion. As the upstream and downstream business climate improves, so should that of their supply chain, which is one of our primary customer categories.

Areas of concern and of which we should be cautious are the impact of e-commerce, vendor consolidation, integrated supplier contracts and margin pressure created by a low inflation economy. We are in the process of developing our Internet strategy, expanding our product lines to compete in the integrated supply market and reducing our exposure to vendor consolidation. As for margin pressure, we are continually monitoring our costs and improving our productivity in order to compete effectively.

Sales and marketing costs during the first quarter of fiscal year 2000 remained the same when compared with the first quarter of the previous year. General and administrative costs decreased 4.5% or $25,344 for the first quarter ending August 31, 2000 when compared with the first quarter of fiscal year 2000.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $363,628 and $632,970 at August 31, 2000 and May 31, 2000, respectively. The Company’s current assets exceeded its current liabilities at August 31, 2000 and May 31, 2000 by $2,941,479 and $2,948,024 respectively.

The Company’s funding requirements during the quarter were met through cash on hand and the sale of common stock. On September 15, 2000, the company secured a new credit arrangement with Bank One, Texas, N.A. for a one-year revolving credit facility of up to .5 million. Their were no outstanding borrowings under the Company’s revolving credit agreement at August 31, 2000 or May 31,2000. The Company has no material commitment for capital expenditures as of August 31, 2000.

5

Part II - Other Information

Item 1.  Legal Proceedings

None pending

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Reports on 8-K:

No reports on Form 8-K were filed in the quarter for which this report is filed.

6

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INOTEK Technologies Corp. (Registrant)

Date: August 15, 2000	/s/ Neal E. Young ———————————— (Officer) Neal E. Young Chairman of the board

Date: August 15, 2000	/s/ Dennis W. Stone ———————————— (Officer) Dennis W. Stone Chief Executive Office

7