Form 10QSB
period 2000-11-30
INOTEK TECHNOLOGIES CORP
filed 2001-01-12
CIK 818017

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2000	Commission File Number 0-16101

INOTEK Technologies Corp. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1986151 (I.R.S. Employer Identification No.)

11212 Indian Trail, Dallas, Texas (Address of principal executive offices)	75229 (Zip Code)

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

Yes _x_      No ___

4,854,088 shares of common stock, $.01 par value (the issuer’s only class of common stock), were outstanding as of November 30, 2000.

INOTEK Technologies Corp.

INDEX

INOTEK Technologies Corp.

Balance Sheets

	November 30 2000 (unaudited)	May 31 2000

ASSETS
Current assets:
Cash and cash equivalents	$ 485,469	$ 632,970
Trade receivables, net of allowance for doubtful accounts
of $116,341 at November 30 and $111,837 at May 31	2,209,122	2,336,758
Inventories	1,237,450	1,247,903
Deferred taxes	75,241	89,028
Income tax receivable	118,771	74,899
Prepaid expenses and other assets	156,479	156,314

Total current assets	4,282,532	4,537,872
Property and equipment, net	805,657	801,553
Goodwill, net of accumulated amortization of $749,114 at
November 30 and $716,157 at May 31	1,892,839	1,925,795
Other assets	46,343	63,332

Total assets	$ 7,027,371	$ 7,328,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,212,197	$ 1,281,474
Accrued expenses	281,522	308,374

Total current liabilities	1,493,719	1,589,848
Deferred tax liability	25,704	38,191
Shareholders’ equity:
Common shares, $.01 par value:
Authorized shares, 10,000,000
Issued and Outstanding shares
4,854,088 at November 30 and 4,604,088 May 31	48,541	46,041
Additional paid-in-capital	3,434,547	3,367,046
Retained earnings	2,064,240	2,326,806

Total shareholders’ equity	5,547,328	5,739,893
Less: Common stock in treasury at cost, 100,000 shares in 1999	(39,380)	(39,380)

Total Shareholders’ equity	$ 5,507,948	$ 5,700,513

Total Liabilities and Shareholders’ Equity	$ 7,027,371	$ 7,328,552

See accompanying notes 1

INOTEK Technologies Corp.

Statements of Operations

(unaudited)

	Three Months Ended
	November 30 2000	November 30 1999

Net sales	$ 4,353,790	$ 5,198,049

Cost of goods sold:	3,298,902	3,945,632

Gross margin	1,054,888	1,252,417

Operating expenses:
Sales and marketing	667,510	711,311
General and administrative	662,656	576,795

	1,330,166	1,288,106

Operating loss	(275,278)	(35,689)
Interest income	13,399	—

Loss before income taxes	(261,879)	(35,689)
Income tax benefit	(31,121)	(13,067)

Net loss	$ (230,758)	$ (22,622)

Net loss per share - basic and diluted	$ (.05)	$ (.05)

Weighted average shares outstanding	4,612,240	4,392,131

See accompanying notes 2

INOTEK Technologies Corp.

Statements of Operation

(unaudited)

	Six Months Ended
	November 30 2000	November 30 1999

Net sales	$ 9,173,415	$ 9,486,168

Cost of goods sold:	6,913,478	7,204,756

Gross margin	2,259,937	2,281,412

Operating expenses:
Sales and marketing	1,391,933	1,439,062
General and administrative	1,196,188	1,145,262

	2,588,121	2,584,324

Operating loss	(328,184)	(302,912)
Interest income	(27,093)	4,837

Loss before income taxes	(301,091)	(298,075)
Income tax benefit	(38,648)	(62,207)

Net loss	$ (262,443)	$ (235,868)

Net loss per share - basic and diluted	$ (.06)	$ (.05)

Weighted average shares outstanding	4,612,240	4,392,131

See accompanying notes 3

INOTEK Technologies Corp.

Statements of Cash Flows

(unaudited)

	Six Months Ended November 30
	2000	1999

Operating Activities
Net loss	$(262,443)	$(235,868)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	162,749	140,554
Deferred taxes	1,300	(38,016)
Provision for losses on accounts receivable	4,505	28,262
Net changes in operating assets and liabilities:
Accounts receivable	123,132	(754,752)
Inventories	10,453	461
Prepaid expenses and other assets	(165)	(120,687)
Accounts payable	(69,404)	795,011
Accrued expenses	(26,852)	(41,251)
Income tax receivable	(43,872)	47,297
Increase in other assets	14,703	—

Net cash provided by (used in) operating activities	(85,894)	(178,989)
Investing Activities
Purchase of property and equipment	(131,607)	(58,346)
Purchase of other assets	—	(6,333)

Net cash used in investing activities	(131,607)	(64,679)
Financing Activities
Exercise of warrants	70,000	70,000

Net cash used in financing activities	70,000	70,000

Change in cash and cash equivalents	(147,501)	(173,668)
Cash and cash equivalents, beginning of period	632,970	173,668

Cash and cash equivalents, end of period	$ 485,469	$ --

Supplemental Disclosures of Cash Flow Information:
Cash received during the period for:
Interest	$ 27,093	$ 4,837

See accompanying notes 4

INOTEK Technologies Corp. Notes to Financial Statements Six Months Ended November 30, 2000 (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and applicable SEC Rules and Regulations. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 2000.

2.	Long-term debt

On September 15, 2000, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit arrangement of up to $500,000. The credit arrangement provides for borrowings based on the Company’s trade receivables, at the bank’s prime rate plus one percent and is collateralized by trade receivables and inventories.

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months ended November 30, 2000 Compared to Six Months ended November 30, 1999

The Company’s total sales decreased 3.3% or $312,753 to $9,173,415 for the six months ended November 30, 2000 from $9,486,168 for the same period of the prior year.

The oil and gas industry is beginning to show signs of a turnaround as the price if oil stabilized at higher levels. Improvement is most evident in the upstream process segment of this industry, which is defined as drilling, exploration and pipeline. This segment is beginning to increase its expenditures on our type of products. The downstream process segment, which is defined as the petrochemical processing plants, while operating at full capacity, is negatively affected in its profitability by the higher price of oil. Once oil stabilizes in the mid $20’s/barrel range, the downstream processing segment should begin to increase its MRO (maintenance, repair and operation) spending and some plant expansion. As the upstream and downstream business climate improves, so should that of their supply chain, which is one of our primary customer categories.

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

Sales and marketing costs during the six months of fiscal year 2001 decreased 3.3% or $47,129 compared with the same period of the previous year. General and administrative costs increased 4.4% or $50,926 during the six months ending November 30, 2000 as compared with the same period of fiscal year 2000.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $485,469 and $632,970 at November 30, 2000 and May 31, 2000, respectively. At November 30, 2000 the maximum available borrowings under the revolving credit facility amounted to $500,000. The Company’s current assets exceeded its current liabilities at November 30, 2000 and May 31, 2000 by $2,788,813 and $2,948,024, respectively.

The Company’s funding requirements during the quarter were met through cash on hand and exercise of warrants by a major shareholder of the Company. On September 23, 1999, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit facility of up to $500,000. The credit line provides for borrowings based on the value of the Company’s receivables, at the bank’s prime rate plus one per cent and is secured by receivables and inventory. The Company has no material commitment for capital expenditures as of November 30, 2000.

6

Part II - Other Information

Item 1. Legal Proceedings

None pending

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

1. Exhibit (20)-Report furnished to security holders.

(b)	Reports on 8-K:

No reports on Form 8-K were filed in the quarter for which this report is filed.

7

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INOTEK Technologies Corp. (Registrant)

Date: January 15, 2001	/s/ Neal E. Young —————————————— (Officer) Neal E. Young Chairman of the board

Date: January 15, 2001	/s/ Dennis W. Stone —————————————— (Officer) Dennis W. Stone Chief Executive Officer

8