Form 10QSB
period 2001-02-28
INOTEK TECHNOLOGIES CORP
filed 2001-04-20
CIK 818017

United States SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) 0f the Securities Exchange Act of 1934

For Quarter Ended February 28, 2001	Commission File
Number 0-16101

INOTEK Technologies Corp. (Exact name of registrant as specified in its charter)

Delaware	75-1986151
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11212 Indian Trail, Dallas, Texas	75229
(Address of principal executive offices)	(Zip Code)

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

Yes _x_	No __

4,754,088 shares of common stock, $.01 par value (the issuer’s only class of common stock), were outstanding as of February 28, 2001.

INOTEK Technologies Corp.

INDEX

Page No.
Part I. Financial information

Item 1. Financial Statements:

Balance Sheets as of February 28, 2001 (unaudited) and May 31, 2000	1

Statements of Operations for the Three Months Ended February 28, 2001
and February 29, 2000 (unaudited)	2

Statements of Operations for the Nine Months Ended February 28, 2001
and February 29, 2000 (unaudited)	3

Statements of Cash Flows for the Nine Months Ended February 28, 2001
and February 29, 2000 (unaudited)	4

Notes to Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	6

Part II. Other Information

Item 1. Legal Proceedings	7

Item 4. Submission of Matters to a Vote of Security Holders	7

Item 6. Exhibits and Reports on Form 8-K	7

Signatures	8

Index to Exhibits

Exhibit (20)-Report Furnished to Security Holders	9

INOTEK Technologies Corp.

Balance Sheets

	February 28 2001 (unaudited)	May 31 2000

ASSETS
Current assets:
Cash and cash equivalents	$ 320,837	$ 632,970
Trade receivables, net of allowance for doubtful accounts
of $125,422 at February 28 and $111,837 at May 31	2,572,858	2,336,758
Inventories	1,249,946	1,247,903
Deferred taxes	66,685	89,028
Income tax receivable	48,235	74,899
Prepaid expenses and other assets	97,334	156,314

Total current assets	4,355,895	4,537,872

Property and equipment, net	758,115	801,553
Goodwill, net of accumulated amortization of $765,593 at
February 28 and $716,157 at May 31	1,876,359	1,925,795
Other assets	39,561	63,332

Total assets	$ 7,029,930	$ 7,328,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,353,769	$ 1,281,474
Accrued expenses	277,434	308,374

Total current liabilities	1,631,203	1,589,848
Deferred tax liability	18,070	38,191
Shareholders’ equity:
Common shares, $.01 par value:
Authorized shares, 10,000,000
Issued and Outstanding shares
4,854,088 at February 28 and 4,604,088 May 31	48,541	46,041
Additional paid-in-capital	3,434,547	3,367,046
Retained earnings	1,936,949	2,326,806

Total shareholders’ equity	5,420,037	5,739,893

Less: Common stock in treasury at cost, 100,000 shares	(39,380)	(39,380)

	$ 5,380,657	$ 5,700,513
Total Liabilities and Shareholders’ Equity	$ 7,029,930	$ 7,328,552

See accompanying notes

INOTEK Technologies Corp.

Statements of Operations

(unaudited)

	Three Months Ended
	February 28 2001	February 29 2000

Net Sales	$ 4,697,851	$ 4,779,322

Cost of goods sold:	3,252,343	3,357,695

Gross margin	1,445,508	1,421,627
Operating expenses:
Sales and marketing	911,868	879,265
General and administrative	668,354	603,056

	1,580,222	1,482,321

Operating loss	(134,714)	(60,694)

Interest income	7,421	11,835

Loss before income taxes	(127,293)	(48,859)

Income tax benefit	—	(20,521)

Net loss	$ (127,293)	$ (28,338)

Net loss per share - basic and diluted	$ (.03)	$ (.01)

Weighted average shares outstanding	4,754,088	4,504,088

See accompanying notes 2

INOTEK Technologies Corp.

Statements of Operations

(unaudited)

	Nine Months Ended
	February 28 2001	February 29 2000

Net sales	$ 13,871,266	$ 14,265,490

Cost of goods sold:	9,610,408	10,075,248

Gross margin	4,260,858	4,190,242
Operating expenses:
Sales and marketing	2,757,247	2,674,249
General and administrative	1,966,510	1,879,578

	4,723,757	4,553,827

Operating loss	(462,899)	(363,585)

Interest income	34,514	16,672

Loss before income taxes	(428,385)	(346,913)

Income tax benefit	(38,648)	(82,728)

Net loss	$ (389,737)	$ (264,185)

Net loss per share - basic and diluted	$ (.08)	$ (.06)

Weighted average shares outstanding	4,673,502	4,541,587

See accompanying notes 3

INOTEK Technologies Corp.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	February 28 2001	February 29 2000

Operating Activities
Net loss	$(389,737)	$(264,185)

Adjustments to reconcile net earnings
to net cash provided by (used in) operating activities:
Depreciation and amortization	248,951	211,211
Deferred taxes	2,222	(48,600)
Provision for losses on accounts receivable	13,585	32,295
Net changes in operating assets and liabilities:
Accounts receivable	(249,685)	(208,003)
Inventories	(2,041)	152,604
Prepaid expenses and other assets	58,979	(68,079)
Accounts payable	72,133	568,073
Accrued expenses	(30,940)	(97,151)
Income tax receivable	26,664	372,766
Other assets	23,334	(50,277)

Net cash provided by (used in) operating activities	(226,535)	600,654

Investing Activities
Purchase of property and equipment	(155,598)	(85,750)

Net cash used in investing activities	(382,133)	(85,750)

Financing Activities
Proceeds from stock issued	70,000	70,000

Net cash (used in) financing activities	70,000	70,000

Change in cash and cash equivalents	(312,133)	584,904
Cash and cash equivalents beginning period	632,970	173,668

Cash and cash equivalents, end of period	$ 320,837	$ 758,572

Supplemental Disclosures of Cash Flow Information:

Cash received during the period for:
Interest	$ 7,421	$ 11,835

See accompanying notes 4

INOTEK Technologies Corp. Notes to Financial Statements Nine Months Ended February 28, 2001 (UNAUDITED)

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

2.   Line of Credit

On September 15, 2000, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit arrangement of up to $500,000. The credit arrangement provides for borrowings based on the Company’s trade receivables, at the bank’s prime rate plus one per cent and is collateralized by trade receivables and inventories.

5

Item 2.   Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Nine Months ended Feb 28,2001, Compared to Nine Months ended Feb 29,2000

The Company’s total sales decreased by (2.8%) to $13,871,266 for the nine months ended February 28, 2001 from $14,265,490 for the same period of the prior year, while gross margin increased 1.68% to $4,260,858 from $4,190,242 for the same period. Sales decreased during the third quarter of fiscal year 2001 as compared to the third quarter of fiscal year 2000 by $81,471 due primarily to a soft market. The oil and gas market is beginning to show signs of a turnaround in spending on our types of products. However, softness of the overall U.S. economy is off setting any of our potential gain from oil and gas. Our initiatives placed on improving our gross margin has begun to pay off with a slight increase of 1.68% while our G&A costs increased $86,932 over prior period.

Three Months ended Feb 28, 2001, Compared to Three Months ended Feb 29, 2000

Our quote activity is picking up, especially in the market areas that have a large share of oil and gas business. Sales and marketing costs during the third quarter of fiscal year 2001 increased 3.71% or $32,603 as compared with the third quarter of the previous year. General and administrative costs increased 10.83% or $65,298 during the third quarter ending February 28, 2001 as compared with the third quarter of fiscal year 2000.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $320,837 and $632,970 at February 28, 2001 and May 31, 2000, respectively. At February 28, 2001 the maximum available borrowings under the revolving credit arrangement amounted to $500,000. The Company’s current assets exceeded its current liabilities at February 28, 2001 and May 31, 2000 by $2,724,692 and $2,948,024, respectively.

The Company’s funding requirements during the quarter were met through cash on hand. On September 15, 2000, the Company secured a new agreement with Bank One, Texas, N.A. for a one-year revolving credit arrangement of up to $500,000. The credit arrangement provides for borrowings based on the value of the Company’s trade receivables, at the bank’s prime rate plus one per cent and is collateralized by trade receivables and inventories. The Company has no material commitment for capital expenditures as of February 28, 2001.

6

Part II — Other Information

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

Date: April 15, 2001	INOTEK Technologies Corp. (Registrant) By: /s/ Neal E. Young —————————————— (Officer) Neal E. Young Chairman of the Board

Date: April 15, 2001	By: /s/ Dennis W. Stone —————————————— (Officer) Dennis W. Stone Cheif Executive Officer

8