Form 10QSB/A
period 2001-02-28
INOTEK TECHNOLOGIES CORP
filed 2001-05-03
CIK 818017

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

See accompanying notes 4

INOTEK Technologies Corp. Notes to Financial Statements Nine Months Ended February 28, 2001 (UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 2000.

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